Form 10-Q
period 1996-03-31
SUMMO MINERALS CORP
filed 1996-05-15
CIK 941230

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                   For the Quarter Ended March 31, 1996



                      Commission File Number 0-27272

                        SUMMO MINERALS CORPORATION
                    (incorporated in British Columbia)

                      1776 Lincoln Street, Suite 1100
                          Denver, Colorado 80203
                              (303) 861-5400



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ X ] No [    ]


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     As of May 3, 1996, the Registrant had 17,725,980 shares of
Common Stock outstanding.







TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION


Item 1 -  Financial Statements

          Consolidated Balance Sheet
               March 31, 1996 and December 31, 1995

          Consolidated Condensed Statement of Income
          (Loss) and Deficit
               Three Months Ended March 31, 1996 and 1995

          Consolidated Statement of Mineral Property Costs
               Three Months Ended March 31, 1996 and 1995

          Consolidated Statement of Cash Flow
               Three Months Ended March 31, 1996 and 1995


Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations



PART II - OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K



CONSOLIDATED BALANCE SHEET
Summo Minerals Corporation
(A Development Stage Company)
US Dollars                                         (Unaudited)





        ASSETS                     As of March    As of December
                                   31, 1996       31, 1995


Current
     Cash                          $  444,306     $  527,725
     Short term investments         1,787,908      2,454,951
     Accounts receivable                3,418          6,115
     Prepaid expenses                       0          2,492

Total current assets                2,235,632      2,991,283

Mineral property at cost            4,413,962      4,012,012

Plants, buildings and
     equipment at cost,
     net of accumulated
     depreciation                      27,435         16,424

Total assets                       $6,677,029     $7,019,719


LIABILITIES & SHAREHOLDERS  EQUITY

Current Liabilities
   Accounts payable and
     accrued liabilities           $   22,792     $   87,123
   Due to related party                10,485        130,261
Total current liabilities              33,277        217,384

Shareholders equity
  Preferred shares, without
     par value 100,000,000
     authorized and none issued         -                -
  Common shares, without par value
     500,000,000 authorized,
     17,575,980 issued at
     March 31, 1996 and
     December 31, 1995.             7,565,416      7,565,416
  Deficit- accumulated during
     development stage               (921,664)      (763,081)

Total shareholder's equity          6,643,752      6,802,335


Total liabilities &
shareholder's equity               $6,677,029     $7,019,719


                  See Accompanying Notes

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS) AND
DEFICIT
Summo Minerals Corporation
(A Development Stage Company)
US Dollars                                        (Unaudited)


                                   For the Three Months Ending




                    Cumulative          March 31,      March 31,
                    from Inception           1996           1995

Expenses
  General and
    administration  $  885,426          $  179,539     $ 158,997
  Depreciation and
    amortization         9,698               2,466           146
  Exploration
    expense             54,747               9,114             -
  Interest and bank
    charges, net      (115,103)            (32,536)      (11,486)

Income (Loss)
  before the
  following           (834,768)           (158,583)     (147,657)

 Impairment of
 mineral property
 cost                  (91,446)                  -             -


 Gain on sale of
 mineral property        4,550                   -             -

Net Income (Loss)
  for the period      (921,664)           (158,583)    (147,657)


 Deficit-Beginning
 of period                 -              (763,081)    (262,174)


Deficit-
  End of Period    $ (921,664)          $ (921,664)  $(409,831)


Earnings
 (Loss) per Share                          $(0.01)    $  (0.01)



                    See Accompanying Notes

CONSOLIDATED STATEMENT OF MINERAL PROPERTY COSTS
Summo Minerals Corporation
(A Development Stage Company)
US Dollars
                                            (Unaudited)

                                        For the      For the
                                        Quarter      Quarter
                                        Ending       Ending
                    Cumulative          March 31,    March 31,
                    from Inception       1996         1995


DIRECT

Lisbon Valley,
Utah, USA

 Land acquisition,
 staking, lease
 & rental           $1,470,236          $ 95,449    $14,448

 Geophysical,
 geological and
 engineering           512,256            15,282     46,715

 Drilling              451,861             3,256     14,050

 Metallurgy            310,315            18,344     46,108

 Feasibility           185,582                -      13,239

 Legal                  69,448             1,400      5,287

 Taxes, licenses
 and insurance          14,072               -          -

 Assaying               13,064               -          -

 Support, accommo-
 dation and general
 costs                 634,729           221,470     51,344


                     3,661,563           355,201    191,191


Cashin, Colorado,
USA

 Land acquisition,
 staking, lease &
 rental                281,866             3,998       270

 Geophysical,
 geological and
 engineering            66,663             2,674    10,398

 Drilling              124,358               -         859

 Metallurgy              6,136               628        -

 Legal                  15,874               300        -

 Taxes, licenses
 and insurance             609                -         -

 Support, accommodation
 and general costs      59,271             6,435     1,049

                       554,777            14,035    12,576


Champion, New Mexico,
USA

 Land acquisition,
 staking, lease &
 rental                108,923            31,190       -

 Geophysical,
 geological and
 engineering            23,247             4,726       -

 Drilling               65,109               -         -

 Metallurgy              2,808             2,808       -

 Support, accommodation
 and general costs      (2,465)           (6,010)      -


                       197,622            32,714       -

Other, USA              91,446              -          2,622

Cost for the period  4,505,408           401,950     206,389

Balance-beginning
of period                              4,012,012   1,695,871

Less: Write-off of
mineral property       (91,446)             -          -

Balance - End
of Period           $4,413,962        $4,413,962  $1,902,260


                         See Accompanying Notes

                                     CONSOLIDATED STATEMENT OF CASH FLOW
Summo Minerals Corporation
(A Development Stage Company)
US Dollars
                                             (Unaudited)


                                  For the Three Months Ending




                    Cumulative          March 31,      March 31,
                    from Inception           1996           1995

Operating
Activities

 Net income (loss)  $  (921,664)      $ (158,583)    $  (147,657)

Reconciliation
of net income (loss)
to net cash:

 Depreciation and
 amortization             9,698            2,466           1,466

 Impairment of
 mineral properties
 at cost                 91,446              -               -

 Change in current
 assets and liabi-
 lities

   accounts receivable  ( 3,417)           2,698             174
   prepaid expenses           0            2,492             225
   accounts payable     (31,481)         (64,331)         38,709

Net cash (used in)
provided by operating
activities             (855,418)        (215,258)       (107,083)

Investing Activities

 Mineral property
 cost                (4,512,425)        (403,353)       (207,793)

 Less shares issued
 for property           495,792            -                -

 Increase in accounts
 payable                 54,273            -                -

 Plant, buildings
 and equipment          (30,116)         (12,074)         (2,554)


Net cash used in
investing
activities           (3,992,476)        (415,427)       (210,347)

Financing
Activities

 Issuance of share
 capital (net of
 issue costs)         7,069,624            -           2,322,917

 Proceeds of loan
 from related party     285,144

 Payments of loan
 from related party    (285,144)

 Due to related
 party - net             10,484         (119,777)         36,887

Net cash provided
by financing activi-
ties                  7,080,108         (119,777)      2,359,804

Net increase
(decrease) in cash    2,232,214         (750,462)      2,042,374

Cash and cash
equivalents -
beginning of period                    2,982,676         176,961

Cash and cash
equivalents -
end of period        $2,232,214       $2,232,214      $2,219,335



                    See Accompanying Notes

1.   GENERAL

The Company, which is organized in British Columbia, presents all financial statements in U.S. dollars unless otherwise indicated in Canadian (Cdn.) dollars under accounting principles generally accepted in Canada.

Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Summo Minerals Corporation and Subsidiary (the Company) for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 2 to the Company's financial statements in Form 10-K for the year ended December 31, 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.


2.   MINERAL PROPERTY COSTS

Lisbon Valley, Utah

During the first quarter of 1996, the Company acquired the 200 acre Wilcox ranch situated within the boundaries of the Lisbon
Valley property for $50,000.


Champion Property, New Mexico

The Company has completed staking an additional 176 unpatented mining claims surrounding this property to allow additional space for facility siting and project permitting.


3.   COMMITMENTS

Common Shares Issuable

At March 31, 1996, a total of 8,275,000 shares of authorized
Common Shares were reserved for the following:

               Stock Options             1,925,000
               Warrants                  6,350,000

                                         8,275,000


On February 1, 1996, the Company issued an additional 510,000 options to officers and directors of the Company at an exercise price of $1.20 Cdn.

On March 26, 1996, the Board of Directors issued an additional
360,000 performance based options to officers of the Company at an exercise price of $1.10 Cdn.


4.   DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The U.S. Securities and Exchange Commission ( SEC ) requires that financial statements of certain foreign companies contain a reconciliation presenting the statements on the basis of accounting principles generally accepted in the United States. For SEC purposes the Company is in the development stage as defined by Statement of Financial Accounting Standards No. 7,
 Accounting and Reporting by Development Stage Enterprises.   For
periods prior to January 1, 1995, the Company's reporting currency was the Canadian dollar. As a result of the change in status of its US mineral property base, the reporting currency was changed to the US dollar. The Company's financial statements were translated into US dollars using a translation of convenience. US GAAP requires translation in accordance with the current rate method. The Company's restatement of the prior year accounts is not materially different from the translation of convenience. Any other differences in accounting principles as they pertain to the accompanying consolidated financial statements are not material except as follows:

a)   Contingent Shares.   Under U.S. general accepted accounting
principles, the contingently cancelable escrow shares would not be reflected as issued and outstanding and would be excluded from loss per share calculations.


FINANCIAL STATEMENT PRESENTATION

                                   March 31,   March 31,
                                     1996        1995

Weighted Average Number of Shares

 Canadian Basis                  17,575,980    10,598,980
 U.S. Basis                      17,200,982     9,848,985

Income (Loss) Per Share

 U.S. Basis                         (.01)         (.01)



b)   Tax Disclosure.   Federal income tax expense differs from
the amount that would be provided by applying the statutory rate primarily due to a full valuation allowance for net operating loss carry-overs.

c)    Cash Flow.   For Canadian GAAP financial statements the
consolidated statement of cash flows presents non-cash items. US GAAP allows only supplemental disclosure of non-cash items. For US GAAP purposes, the investing portion of the consolidated cash flow statement would present mineral property costs net of the shares issued for property.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company reported a net loss of $.16 million for the first quarter 1996 as compared to a net loss of $.15 million in 1995.


Expenses

General and administrative expenses increased $.02 million to $.18 million for the first quarter 1996 compared to $.11 million in 1995 due primarily to increased salary expenses ($.07 million) which were partially offset by a decrease in foreign exchange loss ($.05 million) caused by a decrease in the exchange rate for the Company's Canadian assets.

Exploration expenses increased $.01 million for the first quarter
1996 compared to $0 for 1995 due to increased activity in evaluating additional exploration targets.

Interest income increased $.02 million to $.03 million for the first quarter 1996 as compared to $.01 million for 1995 reflecting the additional time the Company had to invest funds received from private placement stock offerings.


Capital Resources and Liquidity

Cash Flow  -   The Company's net cash used in operating
activities increased $.10 million to $.21 million in the first quarter 1996 as compared to $.11 million in 1995 due to the use of cash to decrease accounts payable and other accrued liability balances.

Net cash used in investing activities increased 100% to $.42 million in the first quarter 1996 compared to $.21 million in 1995. The difference is due to increased development activity on the Lisbon Valley property ($.17 million); increased exploration activity on the Champion property ($.03 million) and investment in office equipment ($.01 million).

Net cash used in financing activities was $.12 million in the first quarter 1996 compared to cash provided by financing activities of $2.36 million in 1995. The Company had a Private
Placement Offering in 1995 but used cash to decrease amounts owed to related parties in 1996.

The Company had $2.23 million in cash and cash equivalents and working capital of $2.20 million as of March 31, 1996 compared to $2.98 million of cash and cash equivalents and working capital of $2.77 million at December 31, 1995.

Outlook

Pending availability of financing, the Company plans to start the construction of the Lisbon Valley mine later in 1996. The Company will seek financing of approximately $45 million through a combination of a senior debt facility, a subordinated debt agreement, a new equity issue of stock in the Company, or a sale of equity in the project. Management believes the Company has sufficient cash on hand to meet its operating requirements until that point.


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of
          Security Holders

          There were no matters submitted to a vote of shareholders.

Item 6.   Exhibits Filed with the Form 10-Q

          10.31  Wilcox Ranch Purchase Agreement

          Exhibits and Reports on Form 8-K

          The registrant filed a current report on Form 8-K to report a change in accountants.



                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, effective May 10, 1996.


SUMMO MINERALS CORPORATION



By: /s/ Gregory A. Hahn
    Gregory A. Hahn
    President and Chief Executive Officer


By: /s/ James D. Frank
    James D. Frank
    Vice President - Finance & CFO