Form 10-Q
period 1996-06-30
SUMMO MINERALS CORP
filed 1996-08-13
CIK 941230

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


         Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                  For the Quarter Ended June 30, 1996



                     Commission File Number 0-27272

                       SUMMO MINERALS CORPORATION
                   (incorporated in British Columbia)

                     1776 Lincoln Street, Suite 900
                         Denver, Colorado 80203
                             (303) 861-5400



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ X ] No [    ]


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     As of August 8, 1996, the Registrant had 18,185,980 shares of Common Stock outstanding.





TABLE OF CONTENTS


                                                            PAGE

PART I - FINANCIAL INFORMATION


Item 1 -  Financial Statements

          Consolidated Balance Sheet
               June 30, 1996 and December 31, 1995          1

          Consolidated Condensed Statement of Income (Loss)
          and Deficit
               Three Months and Six Months
               Ended June 30, 1996 and 1995                 2

          Consolidated Statement of Mineral Property Costs
               Six Months Ended June 30, 1996 and 1995      3

          Consolidated Statement of Cash Flow
               Six Months Ended June 30, 1996 and 1995      4


Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations     7



PART II - OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K                  8


CONSOLIDATED BALANCE SHEET
Summo Minerals Corporation
(A Development Stage Company)
U.S. Dollars
     (Unaudited)


                                 ASSETS
                           As of June 30,         As of December
                              1996                   31, 1995


Current
  Cash                        $  732,216              $  527,725
  Short term investments       1,081,117               2,454,951
  Accounts receivable              3,127                   6,115
  Prepaid expenses                     -                   2,492

                              __________              __________
Total current assets           1,816,460               2,991,283

Mineral property at cost       4,851,298               4,012,012

Plants, buildings and
equipment at cost,
net of accumulated
depreciation                     236,872                  16,424
                              __________               __________

Total assets                  $6,904,630              $7,019,719


LIABILITIES & SHAREHOLDERS EQUITY

Current Liabilities
   Accounts payable and
   accrued liabilities        $  192,554               $  87,123
   Due to related party                -                 130,261
                              __________               __________

Total current liabilities        192,554                 217,384


Shareholders  equity
  Preferred shares,
  without par value
  100,000,000 authorized
  and none issued                      -                        -

  Common shares, without
  par value
    500,000,000 authorized,
    18,185,980 and 17,575,980
    issued at June 30, 1996
    and December 31, 1995,
    respectively.              7,898,556               7,565,416


  Deficit - accumulated
  during development
  stage                       (1,186,480)               (763,081)
                         ________________         _______________

Total shareholders
 equity                        6,712,076               6,802,335
                         ________________         _______________

Total liabilities &
shareholders
equity                   $     6,904,630          $    7,019,719

                          See Accompanying Notes

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS) AND DEFICIT

Summo Minerals Corporation
(A Development Stage Company)
U.S. Dollars (Unaudited)


               Three Months Ending         Six Months Ending
                      June 30,               June 30,


                 Cumulative
                   from
                 Inception    1996    1995    1996    1995

Expenses

 General and   $1,167,427  282,001   43,107  461,540  202,104
  Admini-
  stration
 Depreciation      13,600    3,902      108    6,368      254
  and
  Amortization
 Exploration       56,349    1,602        -   10,716        -
  Expense
 Interest and    (137,792) (22,689) (28,284) (55,225) (39,770)
  bank charges,
  net
               _______________________________________________

Income (Loss)
 before the
 following:   (1,099,584) (264,816) (14,931)(423,399)(162,588)

 Impairment of   (91,446)        -       -         -        -
  mineral prop-
  erty cost
 Gain on
  sale of
  mineral
  property
               ________________________________________________

Net Income    (1,186,480) (264,816) (14,931)(423,399)(162,588)
(Loss) for the
period:

 Deficit -             -  (921,664)(409,831)(763,081)(262,174)
  Beginning
  of period
 Deficit -
  End of
 Period      (1,186,480)(1,186,480)(424,762)(1,186,480)(424,762)
            _

          ______________________________________________________


Earnings (Loss)        -   $(0.01)      -      $(0.02)   $(0.01)
per Share


                          See Accompanying Notes


CONSOLIDATED STATEMENT OF MINERAL PROPERTY COSTS
Summo Minerals Corporation
(A Development Stage Company)
U.S. Dollars (Unaudited)


                                      For the      For the
                                     Six Months  Six Months
                        Cumulative    Ending       Ending
                           from       June 30,     June 30,
                         Inception      1996        1995


DIRECT

Lisbon Valley,
  Utah, U.S.A
Land acquisition,   $  1,157,336   $ 104,966      $  66,755
  staking, lease
  & rental
Permitting               662,603     340,186         17,927
Geophysical,             542,338      45,364         94,971
  geological and
  engineering
Drilling                 451,861       3,256         65,937
Metallurgy               330,024      38,053         80,789
Feasibility              235,263      49,681        110,408
Legal                     71,301       3,253         13,508
Taxes, licenses           14,072           -              -
  and insurance
Assaying                  13,064           -              -
Support, accommodation   539,078     125,819         99,843
  and general costs


                    ________________________________________


                       4,016,940     710,578        550,138

Cashin, Colorado,
  U.S.A

Land acquisition,        285,613       7,745          4,490
  staking, lease
  & rental
Geophysical, geological   73,279       9,290          8,972
  and engineering
Drilling                 124,433          75         32,090
Metallurgy                 6,136         628              -
Legal                     16,454         880             40
Taxes, licenses and          609           -              -
  insurance
Support, accommodation    70,167       17,331        10,919
  and general costs

                    ________________________________________


                         576,691       35,949        56,511

Champion, New Mexico, U.S.A


Land acquisition,        139,476       61,743         1,434
  staking, lease
  & rental
Geophysical, geological   23,869        5,348         5,980
  and engineering
Drilling                  87,785       22,676             -
Metallurgy                 2,808        2,808             -
Legal                        200          200           363
Support, accommodation    (2,464)      (6,009)            -
  and general costs

                    ________________________________________


                         251,674       86,766         7,777
                    ________________________________________


Other, U.S.A              91,446            -         2,622
                    ________________________________________


Cost for the period    4,936,751      833,293       617,048
Balance -                           4,012,012     1,695,871
  beginning of period
Less: Write-off          (91,446)           -             -
  of mineral property

                    ________________________________________


Balance -           $  4,845,305   $4,845,305    $2,312,919
  end of period


                    See Accompanying Notes.


CONSOLIDATED STATEMENT OF CASH FLOW
Summo Minerals Corporation
(A Development Stage Company)
U.S. Dollars (Unaudited)



                                      For the      For the
                                     Six Months  Six Months
                        Cumulative    Ending       Ending
                           from       June 30,     June 30,
                         Inception      1996        1995

Operating Activities   $(1,186,480)  $(423,399)  $(162,588)
  Net income (loss)
Reconciliation of
  net income (loss)
  to net cash:

  Depreciation and        13,600         6,368         254
   amortization

  Impairment of           91,446             -           -
   mineral properties
   at cost

  Change in current
   assets & liabilities
   - accounts receivable  (3,127)        2,988        (627)
   - prepaid expenses          -         2,492        (492)
   - accounts payable    138,281       105,431      113,888
                    ________________________________________

Net cash (used in)      (946,280)     (306,120)     (49,565)
  provided by
  operating activities
                    ________________________________________


Investing Activities

  Mineral property     (4,954,726)    (845,654)    (810,310)
   cost
  Less shares issued      495,792            -            -
   for property
  Increase in accounts     54,273            -            -
   payable
  Plant, buildings       (238,490)    (220,448)      (5,999)
   and equipment
                    ________________________________________


Net cash used in
 investing activities  (4,643,151)  (1,066,102)    (816,309)
                    ________________________________________



Financing Activities

  Issuance of share     7,402,764    333,140     2,433,650
   capital (net of
   issue costs)

  Proceeds of loan        285,144
   from related
   party
  Payments of loan       (285,144)
   from related
   party
  Due to related party
   - net                    -         (130,261)       36,887
                    ________________________________________


Net cash provided by    7,402,764      202,879     2,470,537
 financing activities
                    ________________________________________


Net Increase (decrease) 1,813,333   (1,169,343)    1,604,663
 in Cash

Cash and cash                        2,982,676       176,961
 equivalents -
 beginning of period
                    ________________________________________


Cash and cash          $1,813,333   $1,813,333    $1,781,624
 equivalents-end of
 period
                    ________________________________________


                          See Accompanying Notes.
1.   GENERAL

The Company, which is organized in British Columbia, presents all financial statements in U.S. dollars unless otherwise indicated in Canadian (Cdn.) dollars under accounting principles generally accepted in Canada.

Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Summo Minerals Corporation and Subsidiary (the Company) for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation has been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 2 to the Company's financial statements in Form 10-K for the year ended December 31, 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

 2.   MINERAL PROPERTY COSTS

Lisbon Valley, Utah

During the first six months of 1996, the Company acquired the 200 acre Wilcox ranch situated within the boundaries of the Lisbon
Valley property for $50,000.

Champion Property, New Mexico

The Company has completed staking an additional 176 unpatented mining claims surrounding this property to allow additional space for facility siting and project permitting.

 3.   COMMITMENTS

Common Shares Issuable

At June 30, 1996, a total of 8,806,671 shares of authorized
Common Shares were reserved for the following:

               Stock Options             1,672,500
               Warrants                  7,134,171
                                        __________

                                         8,806,671

On February 1, 1996, the Company issued an additional 510,000 options to officers and directors of the Company at an exercise price of $1.20 Cdn.

On March 26, 1996, the Board of Directors issued an additional
360,000 performance based options to officers of the Company at an exercise price of $1.10 Cdn.

On April 22, 1996, the Board of Directors issued an additional
7,500 options to an employee of the Company at an exercise price of $1.75 Cdn.

On April 30, 1996, the Board of Directors issued an additional
150,000 options to Directors of the Company at an exercise price of $1.51 Cdn.

On May 29, 1996, the Board of Directors issued an additional
150,000 options to Directors of the Company at an exercise price of $2.50 Cdn.

On June 9, 1996, the Board of Directors issued an additional
50,000 options to Directors of the Company at an exercise price of $2.10 Cdn.


4.   DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The U.S. Securities and Exchange Commission ( SEC ) requires that financial statements of certain foreign companies contain a reconciliation presenting the statements on the basis of accounting principles generally accepted in the United States. For SEC purposes the Company is in the development stage as defined by Statement of Financial Accounting Standards No. 7,
Accounting and Reporting by Development Stage Enterprises.   For
periods prior to January 1, 1995, the Company's reporting currency was the Canadian dollar. As a result of the change in status of its U.S. mineral property base, the reporting currency was changed to the U.S. dollar. The Company's financial statements were translated into U.S. dollars using a translation of convenience. U.S. GAAP requires translation in accordance with the current rate method. The Company's restatement of the prior year accounts is not materially different from the translation of convenience. Any other differences in accounting principles as they pertain to the accompanying consolidated financial statements are not material except as follows:

a)   Contingent Shares.   Under U.S. general accepted accounting
principles, the contingently cancelable escrow shares would not be reflected as issued and outstanding and would be excluded from loss per share calculations.


                    FINANCIAL STATEMENT PRESENTATION


                              June 30,       June 30,
                              1996           1995


Weighted Average Number
of Shares
  Canadian Basis              17,720,760     11,420,759
  U.S. Basis                  17,445,760     10,670,764

Income (Loss)
Per Share
  U.S. Basis                     (.02)          (.01)


b)   Tax Disclosure.   Federal income tax expense differs from
the amount that would be provided by applying the statutory rate primarily due to a full valuation allowance for net operating loss carry-overs.

c)    Cash Flow.   For Canadian GAAP financial statements the
consolidated statement of cash flows presents non-cash items. U.S. GAAP allows only supplemental disclosure of non-cash items. For U.S. GAAP purposes, the investing portion of the consolidated cash flow statement would present mineral property costs net of the shares issued for property.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported a net loss of $0.42 million for the first six months 1996 as compared to a net loss of $0.16 million in 1995.

Expenses

General and administrative expenses increased $0.26 million to $0.46 million for the first six months of 1996 compared to $0.20 million in 1995 due primarily to increased salary expenses ($0.16 million) and other G & A expenses due to setting up offices in Denver, Colorado.

Exploration expenses increased $0.01 million for the first six months 1996 compared to $0 for 1995 due to increased activity in evaluating additional exploration targets.

Interest income increased $0.02 million to $0.06 million for the first six months 1996 as compared to $0.04 million for 1995 reflecting the additional time the Company had to invest funds received from private placement stock offerings.


Capital Resources and Liquidity

Cash Flow  -   The Company's net cash used in operating
activities increased $0.28 million to $0.31 million in the first six months of 1996 as compared to $0.50 million in 1995 due to increase in G & A expenses.

Net cash used in investing activities increased by $0.25 to $1.07 million in the first six months of 1996 compared to $0.82 million in 1995. The difference is due to increased development activity on the Lisbon Valley property ($0.16 million); increased exploration activity on the Champion property ($0.08 million) and investment in plant, building and equipment ($0.22 million), this is includes the initial engineering on Lisbon Valley planned construction.

Net cash used in financing activities was $0.20 million in the first six months 1996 compared to cash provided by financing activities of $2.47 million in 1995. The Company had a Private Placement Offering in 1995 but used cash to decrease amounts owed to related parties in 1996.

The Company had $2.23 million in cash and cash equivalents and working capital of $2.20 million as of March 31, 1996 compared to $2.98 million of cash and cash equivalents and working capital of $2.77 million at December 31, 1995.



Outlook

Pending availability of financing, the Company plans to start the construction of the Lisbon Valley mine later in 1996. The Company will seek financing of approximately $46 million through a combination of a senior debt facility, a subordinated debt agreement, a new equity issue of stock in the Company, or a sale of equity in the project. Management believes the Company has sufficient cash on hand to meet its operating requirements until that point.

If the Company does not finance the Lisbon Valley mine by December 1996, it will have to seek a small private placement to fund its working capital for 1997.


                       PART II - OTHER INFORMATION


Item 6.  Exhibits filed with the Form 10-Q

     *    10.31    Wilcox Ranch Purchase Agreement

          Exhibits and Reports on Form 8-K

          The registrant filed a current report on Form 8-K dated
          January 25, 1996 to report a change in accountants.


*  Incorporated by reference from 10-Q filed May 3, 1996.



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, effective August 9, 1996.


SUMMO MINERALS CORPORATION




By: /s/ Gregory A. Hahn
    Gregory A. Hahn
    President and Chief Executive Officer




By: /s/ James D. Frank
    James D. Frank
    Vice President - Finance & CFO