Form 10-Q
period 1996-09-30
SUMMO MINERALS CORP
filed 1996-11-13
CIK 941230

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

     As of November 5, 1996, the Registrant had 18,390,980 shares of Common Stock outstanding.







TABLE OF CONTENTS

                                                         PAGE

PART I - FINANCIAL INFORMATION


Item 1 -  Financial Statements

          Consolidated Balance Sheet
              September 30, 1996 and December 31, 1995. . . . 1

          Consolidated Condensed Statement of Income
          (Loss) and Deficit
               Three Months and Nine Months Ended
               September 30, 1996 and 1995                    2

          Consolidated Statement of Mineral Property Costs
               Nine Months Ended September 30, 1996 and 1995  3

          Consolidated Statement of Cash Flow
               Nine Months Ended September 30, 1996 and 1995  4


Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations       7



PART II - OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K                    8



CONSOLIDATED BALANCE SHEET
Summo Minerals Corporation
(A Development Stage Company)
US Dollars                                         (Unaudited)





        ASSETS                        As of          As of
                                    September       December
                                     30, 1996       31, 1995


Current
     Cash                          $   69,344     $  527,725
     Short term investments           439,710      2,454,951
     Accounts receivable               67,833          6,115
     Prepaid expenses                       0          2,492

Total current assets                  576,887      2,991,283

Mineral property at cost            5,402,183      4,012,012

Plants, buildings and
     equipment at cost,
     net of accumulated
     depreciation                     688,489         16,424

Total assets                       $6,677,559     $7,019,719


LIABILITIES & SHAREHOLDERS  EQUITY

Current Liabilities
   Accounts payable and
     accrued liabilities           $  136,528     $   87,123
   Due to related party                     0        130,261
Total current liabilities             136,528        217,384

Shareholders equity
  Preferred shares, without
     par value 100,000,000
     authorized and none issued         -                -
  Common shares, without par value
     500,000,000 authorized,
     17,575,980 issued at
     March 31, 1996 and
     December 31, 1995.             7,993,531      7,565,416
  Deficit- accumulated during
     development stage             (1,462,500)      (763,081)

Total shareholder's equity          6,531,031      6,802,335


Total liabilities &
shareholder's equity               $6,677,559     $7,019,719


                  See Accompanying Notes

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS) AND DEFICIT
Summo Minerals Corporation
(A Development Stage Company)
US Dollars                                        (Unaudited)


                              Three Months         Nine Months
                                 Ending                Ending
            Cumulative         September 30,       September 30,
          from Inception      1996    1995        1996      1995

Expenses
General and administration
            $1,453,994   $286,567  $178,839  $748,107  $380,943
Depreciation and amortization
                19,011      5,411     4,558    11,779     4,812
Exploration Expense
                57,066        717    26,272    11,433    26,272
Interest and Bank Charges, net
              (154,467)   (16,675)  (16,954)  (71,900)  (56,724)
Income(Loss) Before the following
            (1,375,604)  (276,020) (192,715) (699,419) (355,303)

Impairment of mineral property cost
               (91,446)       -         -         -         -
Gain on sale of mineral property
                 4,550        -         -         -         -

Net Income(Loss) for the period
            (1,462,500)  (276,020) (192,715) (699,419) (355,303)
Deficit - Beginning of period
                    -  (1,186,480) (424,762) (763,081) (262,174)
Deficit - End of Period
            (1,462,500)(1,462,500) (617,477)(1,462,500)(617,477)

Earnings(Loss) Per Share
                         $(0.02)   $ (0.02)  $  (0.04)   $(0.03)

               See Accompanying Notes




CONSOLIDATED STATEMENT OF MINERAL PROPERTY COSTS
Summo Minerals Corporation
(A Development Stage Company)
US Dollars
                                            (Unaudited)

                                        For the        For the
                                        9 months       9 months
                                        Ending         Ending
                    Cumulative          Sept. 30,      Sept. 30,
                    from Inception       1996          1995


DIRECT

Lisbon Valley, Utah, USA

 Land acquisition,
 staking, lease
 & rental           $1,190,343          $137,973    $596,413



 Permitting            836,999           514,582      70,737

 Geophysical,
 geological and
 engineering           522,961            25,987     124,289

 Drilling              451,861             3,256      88,313

 Metallurgy            349,215            57,244     126,178

 Feasibility           243,670            58,088     180,528

 Legal                  71,301             3,253      22,939

 Taxes, licenses
 and insurance          14,072               -          -

 Assaying               13,064               -          -

 Support, accommo-
 dation and general
 costs                 659,553           246,294     264,836


                     4,353,039          1,046,677  1,474,233


Cashin, Colorado,USA

 Land acquisition,
 staking, lease &
 rental                399,097           121,229     116,883

 Geophysical,
 geological and
 engineering            69,686             5,697      14,261

 Drilling              124,433                75      84,236

 Metallurgy              8,459             2,951       5,464

 Legal                  16,454               880         751

 Taxes, licenses
 and insurance             609                -           -

 Support, accommodation
 and general costs      73,513            20,677      11,089

                       692,251           151,509     232,684


Champion, New Mexico, USA

 Land acquisition,
 staking, lease &
 rental                159,632            81,899      79,306

 Geophysical,
 geological and
 engineering            27,485             8,964      12,439

 Drilling              164,648            99,539         645

 Metallurgy              2,808             2,808           -

 Legal                     200               200         363

 Support, accommodation
 and general costs       2,120            (1,425)        314


                       356,893           191,985      93,067

Other, USA              91,446              -          2,622

Cost for the period  5,493,629         1,390,171   1,802,606
Balance-beginning
of period                    -         4,012,012   1,695,871

Less: Write-off of
mineral property       (91,446)             -          -

Balance - End
of Period           $5,402,183        $5,402,183  $3,498,477


                         See Accompanying Notes

CONSOLIDATED STATEMENT OF CASH FLOW
Summo Minerals Corporation
(A Development Stage Company)
US Dollars
                                             (Unaudited)


                                       For the Nine Months Ending
                    Cumulative          Sept. 30,      Sept. 30,
                    from Inception        1996           1995

Operating
Activities

 Net income (loss)  $(1,462,500)      $ (699,419)    $ (355,303)

Reconciliation
of net income
loss) to net cash:

 Depreciation and
 amortization            19,011           11,779           4,812

 Impairment of
 mineral properties
 at cost                 91,446              -               -

 Change in current
 assets and liabi-
 lities

   accounts receivable  (67,833)         (61,718)            773
   prepaid expenses           -            2,492            (969)
   accounts payable      22,429          (10,421)        497,643

Net cash (used in)
provided by operating
activities           (1,397,447)        (757,287)        146,956

Investing Activities

 Mineral property
 cost                (5,493,629)      (1,390,171)     (1,802,606)

 Less shares issued
 for property           495,792            -              58,369

 Increase in accounts
 payable                114,099           59,826            -

 Plant, buildings
 and equipment         (707,500)        (683,844)        (21,236)


Net cash used in
investing
activities           (5,591,238)      (2,014,189)     (1,765,473)

Financing
Activities

 Issuance of share
 capital (net of
 issue costs)         7,497,739          428,115       2,618,859

 Proceeds of loan
 from related party     285,144

 Payments of loan
 from related party    (285,144)

 Due to related
 party - net                  -         (130,261)       (182,229)

Net cash provided
by financing activi-
ties                  7,497,739          297,854       2,436,630

Net increase
(decrease) in cash      509,054       (2,473,622)        818,113

Cash and cash
equivalents -
beginning of period                    2,982,676         176,961

Cash and cash
equivalents -
end of period        $ 509,054       $   509,054      $  995,074



                    See Accompanying Notes


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


2.   MINERAL PROPERTY COSTS

Lisbon Valley, Utah

During the first nine months of 1996, the Company acquired the 200 acre Wilcox ranch situated within the boundaries of the Lisbon Valley property for $50,000.

Champion Property, New Mexico

The Company has completed staking an additional 176 unpatented mining claims surrounding this property to allow additional space for facility siting and project permitting.


3.   COMMITMENTS

Common Shares Issuable

At September 30, 1996, a total of  7,872,500 shares of authorized
Common Shares were reserved for the following:

               Stock Options             1,522,500
               Warrants                  6,350,000

                                         7,872,500

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

On July 7, 1996, the Board of Directors issued an additional
20,000 options to an employee of the Company at an exercise price of $1.90 Cdn.

4.   DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The U.S. Securities and Exchange Commission ( SEC ) requires that financial statements of certain foreign companies contain a reconciliation presenting the statements on the basis of accounting principles generally accepted in the United States. For SEC purposes the Company is in the development stage as defined by Statement of Financial Accounting Standards No. 7,
 Accounting and Reporting by Development Stage Enterprises.   For
periods prior to January 1, 1995, the Company's reporting currency was the Canadian dollar. As a result of the change in status of its US mineral property base, the reporting currency was changed to the US dollar. The Company's financial statements were translated into US dollars using a translation of convenience. US GAAP requires translation in accordance with the current rate method. The Company's restatement of the prior year accounts is not materially different from the translation of convenience. Any other differences in accounting principles as they pertain to the accompanying consolidated financial statements are not material except as follows:

a)   Contingent Shares.   Under U.S. generally accepted
accounting principles, the contingently cancelable escrow shares would not be reflected as issued and outstanding and would be excluded from loss per share calculations.


                     FINANCIAL STATEMENT PRESENTATION


                                      Sept. 30,         Sept. 30,
                                        1996               1995


Weighted average number of shares
     Canadian Basis                17,882,221          11,813,540
     U.S. Basis                    17,607,221          11,063,545

Income (Loss) Per Share
     U.S. Basis                         (.04)               (.03)




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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations
The Company reported a net loss of $0.7 million for the first nine months of 1996 as compared to a net loss of $0.36 million in 1995.


Expenses
General and administrative expenses increased $0.37 million to $0.75 million for the first six months of 1996 compared to $0.38 million in 1995 due primarily to increased salary expenses ($0.30 million) and other G & A expenses attributable to setting up offices in Denver, Colorado.

Exploration expenses increased $0.01 million for the first nine months of 1996 compared to $0.03 for 1995 due to increased activity in evaluating additional exploration targets.

Interest income increased $0.02 million to $0.07 million for the first nine months of 1996 as compared to $0.05 million for 1995 reflecting the additional time the Company had to invest funds received from private placement stock offerings.


Capital Resources and Liquidity
Cash Flow  -   The Company's net cash used in operating
activities increased $0.90 million to $0.76 million in the first nine months of 1996 as compared to ($0.15) million in 1995, due to a general increase in accounts payable in 1995 and an increase in G & A expenses in 1996.

Net cash used in investing activities increased by $0.25 to $2.01 million in the first nine months of 1996 compared to $1.77 million in 1995. The difference is due to increased development activity and an increased exploration activity on the Champion property ($0.10 million) and investment in plant, building and equipment ($0.68 million), which includes the initial engineering on Lisbon Valley planned construction.

Net cash used in financing activities was $0.30 million in the first nine months of 1996 compared to cash provided by financing activities of $2.44 million in 1995. The Company's primary use of cash in this area was the reduction of amounts owed to related parties in 1996.

The Company had $0.51 million in cash and cash equivalents and working capital of $0.80 million as of September 30, 1996 compared to $2.98 million of cash and cash equivalents and working capital of $2.77 million at December 31, 1995.

The Company will complete a $1 million Private Placement in November 1996 to increase working capital.

Outlook

Pending availability of financing, the Company plans to start the construction of the Lisbon Valley mine in 1997. The Company will seek financing of approximately $48 million through a combination of a senior debt facility, a subordinated debt agreement, a new equity issue of stock in the Company, or a sale of equity in the project. Management believes the Company has sufficient cash on hand, with the above private placement, to meet its operating requirements until mid 1997, at which time it may have to sell additional stock for working capital, if it does not complete a project financing as indicated above.






                       PART II - OTHER INFORMATION


Item 6 .  Exhibits filed with the Form 10-Q

     *    10.31    Wilcox Ranch Purchase Agreement

          Exhibits and Reports on Form 8-K

          The registrant filed a current report on Form 8-K dated
          January 25, 1996 to report a change in accountants.





      *    Incorporated by reference from 10-Q filed May 3, 1996.

      *    Incorporated by reference from 10-Q filed August 9,1996.


                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, effective November 6, 1996.


SUMMO MINERALS CORPORATION


By: /s/ Gregory A. Hahn
         Gregory A. Hahn
    President and Chief Executive Officer


By: /s/ James D. Frank
         James D. Frank
    Vice President - Finance & CFO