Form 10-K
period 1996-12-31
SUMMO MINERALS CORP
filed 1997-03-31
CIK 941230

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K


Annual Report Pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the fiscal year ended
                                     December 31, 1996.

                     Commission File Number 0-27272

                       SUMMO MINERALS CORPORATION
                   (incorporated in British Columbia)

                     1776 Lincoln Street, Suite 900
                         Denver, Colorado 80203
                             (303) 861-5400


     Securities registered pursuant to Section 12(b) of the Act:
     None
     Securities registered pursuant to Section 12(g) of the Act:
     Common Stock: no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No [    ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [    ]

The aggregate market value of 7,608,428 shares of voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 14, 1997 of $1.07 U.S. per share as reported on the Toronto Stock Exchange, was
$8,141,018.   Shares of Common Stock held by each executive
officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 1997, the Registrant had 20,003,160 shares of
Common Stock outstanding.


DOCUMENT INCORPORATED BY REFERENCE


     The information required by Part III (Items 10, 11, 12 and
13) is incorporated by reference from Registrant s definitive
Proxy Statement relating to its 1997 Annual Meeting of
Stockholders.

NOTE: Unless otherwise indicated, all dollar amounts in this statement are expressed in U.S. dollars. On March 17, 1997, the Wall Street Journal reported the New York interbank rate for conversion of United States dollars into Canadian dollars for March 14, 1997, was U.S. $1.00 = Cdn (or CD) $1.3653 or Cdn (or
CD)  $1.00 = U.S. $0.73244.

PART I.

ITEM 1.   BUSINESS

History

     The principal business of Summo Minerals Corporation (the "Company"or Summo ) is the acquisition, exploration and development of natural resources properties, with an emphasis on properties believed to have strong copper producing potential. The Company was incorporated on July 23, 1987 by registration of the Memorandum and Articles under the Company Act of the Province of British Columbia under the name "No. 96 Sail View Ventures Ltd." and subsequently changed its name to "East Coast Explorations Ltd." on September 11, 1987 and to "Summo Minerals Corporation" on October 15, 1993. The principal office is located at 1776 Lincoln Street, Suite 900, Denver, Colorado 80203 and the registered and records office of the Company is located at 860-625 Howe Street, Vancouver, B.C. V6C 2T6.

     In the late 1980s, the Company acquired an interest in a property in Newfoundland, Canada. The results of exploration work carried out on the property were discouraging and the property interest was abandoned. The Company was inactive between 1989 and 1993.

     The Company formed Summo USA Corporation ("Summo USA" or the "U.S. Subsidiary"), a wholly-owned subsidiary, to act as operator of its mining property interests in the United States of America. The U.S. Subsidiary was incorporated under Colorado law on October 14, 1993 and began acquiring its U.S. mining property interests shortly thereafter. Its principal office is located at 1776 Lincoln Street, Suite 900, Denver, Colorado 80203.

Overview

     Since 1993, the Company has been concentrating on the acquisition, exploration and development of base metal properties with an emphasis on copper. The Company is in the development stage and now has interests in four copper properties in various stages of development. All of the properties are situated in the western United States. The Lisbon Valley property in Utah is in the development stage and the Company has obtained an independent Feasibility Study for this property. The Champion Property, located in New Mexico, and the Cashin and Copper Spur properties, both located in Colorado are still in the exploration stage. In January 1997, the Company optioned the Cactus Gold Mines property in Kern County California. The Company intends to seek and acquire additional mining properties deemed by management to be worthy of exploration and development. The Company has no revenue-generating properties and receives only a limited amount of income from interest earned from investment of surplus cash on hand.

     Four of the Company's current projects are copper properties. The Company's profitability will be largely determined by the market price of copper, which is determined in world markets and is subject to wide fluctuations. The Company has no control or influence on the market price of copper. While the Company intends to employ a copper price hedging strategy at such time as it begins production, the ability of the Company to raise capital and to operate profitably could be impaired and development and production activities may have to cease.

     Copper is an internationally traded commodity the price of which is effectively established on terminal markets including the London Metal Exchange ("LME") and the New York Commodity Exchange ( COMEX ). Historically, the price of copper has been affected primarily by levels of production and consumption, prevailing trends of inventory levels and, to a lesser degree, inventory carrying costs (primarily interest rates and storage fees), international exchange rates and the actions of participants in the commodity markets. These factors have been of varying importance in influencing the prevailing price of copper and often have had divergent impacts on such price. The LME closing price of copper as of March 14, 1997 was $1.09 per pound.

     The primary uses of copper are in the building and construction industry, electrical and electronic products and, to a lesser extent, industrial machinery and equipment, consumer and general products and transportation. The consumption of copper for these purposes is affected by various factors, including trends in the world economy and market competition with other metals and materials.

     Once the Company begins production, it plans to enter into an offtake agreement with a metal trading company whereby such company will agree to purchase all copper produced by the Company on a property by property basis.

Royalties

     The Company must pay certain royalties on the production of minerals from two of the five properties in which it holds an interest. See "Description of Property."

Employees

     As of March 14, 1997, the Company and Summo USA, its wholly-owned subsidiary, employed seven persons on a full-time basis, five of which are officers of the Company or Summo USA.

Risk Factors

     Following is a synopsis of potential risk factors which could affect the Company.

Price of Copper

     All of the Company's current projects are copper properties. The Company's profitability will be largely determined by the market price of copper, which is determined in world markets and is subject to wide fluctuations. The Company has no control or influence on the market price of copper. While the Company intends to employ a copper price hedging strategy at such time as it begins production, in the event of a severe and prolonged decrease in the price of copper, the ability of the Company to raise capital and to operate profitably could be impaired and development and production activities may have to cease.

Financing and Expiration of Contracts

     As discussed throughout this document, the Company is developing the Lisbon Valley project. As part of this development, the Company has entered into a number of contracts for construction, mining and operating supplies. These contracts are contingent upon the Company obtaining necessary financing.
If the Company is unable to complete the financing within a reasonable period of time, some of these contracts could require renegotiation resulting in possible increased costs over the life of the project.

Regulatory and Environmental Matters

     The following discussion is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules and governmental orders to which operations of the Company may be subject. All of the Company's properties are located in the United States and the Company has no present intent to acquire properties outside of the United States. Accordingly, the Company should not be subject to any environmental regulations outside of the United States. The Company's operations are and will be subject to extensive federal, state and local governmental regulations in the United States, which regulations may be revised or expanded at any time. A broad number of matters are subject to regulation.
     Generally, compliance with these regulations requires the Company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. The Company cannot predict whether it will be able to obtain or renew such permits or whether material changes in permit conditions will be imposed. The inability to obtain or renew permits or the imposition of additional conditions could have a material adverse effect on the Company's ability to develop and operate its properties.

     A substantial portion of the Company's interests in properties is established under the US General Mining Law of 1872 (the "General Mining Law"). Under the General Mining Law, the right to extract valuable minerals discovered on federal public lands may be obtained by locating unpatented claims in the prescribed manner by filing a certificate of location in the appropriate county and federal register and paying the required
recording fees.   The United States Congress has previously
considered a number of proposed amendments to the General Mining Law. The proposed legislation would have, among other things, changed the current patenting procedures, including the imposition of greater fees for patents, enacted new reclamation, environmental controls and restoration requirements and required the payment of a production royalty on claims. Although legislation has not been enacted, attempts to amend the General Mining Law can be expected to continue. The potential impact on the Company as a result of congressional action is difficult to predict, but would, in the case of imposed royalties, generally reduce the profitability of the Company.

     Environmental laws and regulations to which the Company is subject as it progresses from the development stage to the production stage mandate additional concerns and requirements of
the Company.   Failure to comply with applicable laws,
regulations and permits can result in injunctive actions, damages and civil and criminal penalties. The laws and regulations applicable to the Company's activities change frequently and it is not possible to predict the potential impact on the Company from any such future changes.

     Certain of the Company's projected operations may be subject to air emission limitations required by the Clean Air Act and
state implementing programs.   Under the Clean Water Act, the
Company will be required to obtain permits under the EPA's National Pollutant Discharge Elimination System ("NPDES") for discharges of certain pollutants into navigable waters.

Significant Developments Since December 31, 1995

     Summo continues to pursue its strategy to develop a base of low-cost copper production via open pit mining and heap leach solvent extraction electrowinning ( SX-EW ) processing. The Lisbon Valley Project is fully permitted and the Company is currently seeking financing for construction. Ground-breaking is expected to commence in June, 1997, pending completion of financing. Mining is anticipated to begin early in 1998 and initial cathode copper production is expected in the second quarter of 1998.

     The Copper Spur property has been added to our portfolio. Summo has also acquired options to purchase the Cactus Gold Mines property in southern California, a recently producing gold property which the Company believes has significant remaining exploration potential. The attraction at the Cactus property is the potential to prove a minable gold reserve on a property with substantial capital infrastructure already on site, and operating permits in place. The presence of these latter assets should facilitate a rapid re-start of mining and processing on the property if drilling and testing the current drill-indicated resource proves successful. Summo intends to either place the property in a separate company, sell the property, or bring in a joint venture partner to fund development and operations.

Lisbon Valley Project

     Pending availability of financing, the Company plans to start the construction of the Lisbon Valley mine in 1997. The Company will seek financing of approximately $45 million through a senior debt facility conditional on a new equity issue of stock in the Company for approximately $18 million. Management believes the Company has sufficient cash on hand until that point. If this capital raising is not completed, the Company may have to sell additional shares for working capital, however no assurance can be given that this capital can be raised in the existing equity market.

Permitting and Financing

     Permitting with the State of Utah was completed in January, 1997. The Final Environmental Impact Statement was issued by the U.S. Bureau of Land Management in February. At this writing the project is in the 30-day availability period before a Record of Decision is due to be announced in mid-March. ING Capital Corporation and Heller Financial, Inc., have signed a Letter of Commitment to provide a $45 million debt facility for project construction. Summo is in the process of raising the $18 million of equity to support this proposed debt facility in order to provide all the capital required for project construction and operation of the Company.

Engineering/Contracts

     Brown & Root, Inc. has agreed to provide contract mining services and to supply a new mobile equipment fleet for the project. MinCorp. and The Industrial Company (TIC) has agreed to perform detailed engineering and construction respectively on a lump-sum basis. Power for the project was arranged through PacifiCorp. on a long-term basis, and a contract was signed with Kennecott Utah Copper Corporation to provide acid for leaching for the first five years. A sales agreement is currently being negotiated with a metal trading company to purchase copper cathode FOB mine site.

     Basic engineering began in June, 1996, but was interrupted shortly thereafter as a result of a drop in copper prices due to events in the international copper market. Engineering efforts are expected to begin again in April, 1997. Long-lead equipment purchase orders are expected to be made in April, 1997, for delivery in the fall. Detailed engineering is expected to be completed in three months in anticipation of a June, 1997, construction start-up.

Construction Schedule

     Assuming the completion of project financing, construction will begin with road work, site preparation, and installation of foundations for buildings and crushers. Crushers are expected to be delivered in the fourth quarter of 1997 and fully installed and operable by the first quarter 1998. Leach pads and ponds will be installed simultaneously with the crushers. Mining is scheduled to begin early in 1998. Process facilities will follow and are expected to be complete in the second quarter 1998.

Operating Schedule

     Mining is projected to deliver 4.7 million tons of ore annually to the primary crusher. Acid leaching of crushed ore on the double-lined pad is projected to return sufficient copper in solution for production of 40 million pounds of cathode copper annually at a cash cost of $0.47/lb. The current reserves will provide a minimum mine life of 7-10 years at these production levels, depending upon copper prices.


Exploration Potential

     The ground between the Sentinel and Centennial deposits represents the prime exploration target on the Lisbon Valley property. Both deposits are contained in the same sandstone bed and are open-ended towards one another. A few drill holes already in the target area have intersected the ore zone, verifying a mineral deposit is present. The Centennial deposit is also open-ended to the southeast. The potential to substantially increase the reserves with further drilling in these areas is considered excellent. Airborne geophysical surveying over the property identified prominent resistivity anomalies associated with the three known orebodies. Similar resistivity signatures were detected at several other locations on the property and these represent attractive exploration targets which the Company intends to pursue.


Copper Spur Project

     Summo acquired the Copper Spur property through staking the prospective ground in September, 1996. The property is located in north central Colorado, and was mined intermittently from underground during the first half of the century; production grades averaged 2-4% copper. The orebody is contained in a shallow-dipping sandstone and conglomerate sequence of the Cambrian-aged Sawatch Quartzite. Underground workings cover an area of 700 feet of dip and 200 feet of strike and a minimum thickness of 10 feet. The top and bottom of the ore zone is not exposed underground. The full length of exposure is oxidized; channel sampling throughout the workings average 1.74% copper. Surface mapping reveals the outcrop expression of the ore zone has a strike length of roughly 5000 feet, and the only drill hole on the property suggests a dip length of 1200-1500 feet. A 15-hole drilling program is planned for this spring/summer to test a portion of the target area for the continuation of the high grade copper oxide zone exposed in the underground workings.

Cashin and Champion Projects

     The Cashin and Champion projects are copper oxide projects in the mid-stage of exploration. The Company intends to continue exploration of these properties once the Lisbon Valley Project is in full production.

Cashin Project

     The Cashin project is located in western Colorado, just 15 air miles from the Lisbon Valley property. Column leach tests of oxide ore crushed to -1/2 inches were completed on bulk samples from underground. Recovery of copper was 90% in 45 days, reflecting moderately fast leach kinetics. Test work this year will assess recovery at larger crush sizes. A small drilling program is planned for 1997 which will test the open eastward extension of the current deposit.

Champion Project

     The Champion Project is located in Taos County, New Mexico. Drilling in 1996 extended the known limits of copper oxide on the property. Average ore intercepts in 1996 were 77 ft. grading 0.28% copper, down from 201 feet grading 0.37% copper cut in 1995. A mineral deposit of 19 million tons grading 0.34% copper has been indicated as minable at a strip ratio of 1:1. Engineering and environmental work is planned for 1997 to determine the best approach towards permitting and development of the project.

Cactus Gold Mines Property

     In January of 1997, Summo acquired options to purchase the interests of Hecla Mining Company and Dakota Mining Corporation in the Cactus Gold Mines property located in Kern County, California. The property was first mined in the 1930's from underground workings along a high-grade vein located at the contact between volcanic rocks and underlying intrusive rocks. CoCa Mines re-opened the property in 1986 and mined oxide ore from several shallow pits. Included in these was the Shumake pit, which intersected the high-grade vein near the bottom of the pit. All open pit ore was processed by heap leach; recoveries averaged +80% for gold and 40% for silver. Overall the property has produced over 400,000 ounces of gold and more than 3 million ounces of silver.

     Deep drilling by CoCa Mines in the mid-1980's cut the high-grade vein in several holes adjacent to the Shumake pit. The vein consists of brecciated and silicified rocks enveloped in a low- grade halo which in aggregate averages about 100 feet thick. A drilling program of 12,000 feet is planned for the first quarter of 1997 to confirm the intercepts and continuity of grade in this target area. Summo s geologists believe the deep extension to the Shumake deposit is amenable to open pit mining and heap leach processing. The infrastructure present on site would provide a significant savings in capital required to develop the resource, and their presence would save on capital costs and offset the costs of pre-production stripping to access the deep resource.

ITEM 2.   DESCRIPTION OF PROPERTY

Glossary of Terms

"acid leaching":  the use of acid to extract metals from rock
(crushed ore).

"adit": horizontal mine opening in the ground which extends underground an undefined distance.

"air track drill": a drill mounted on a track-crawler which utilizes compressed air to power a drill bit and recovers a sample of pulverized rock by blowing the sample up the open hole created by the drill.

"alluvium": a general term for unconsolidated sediment of any size deposited during relatively recent geologic time by wind or water on a flood plain or delta or as an accumulation on the flank or at the base of a mountain or hillside.

"cathode copper": copper metal formed by plating copper out of solution on stainless steel blanks.

"channel-sampled": a term used to describe a sample taken from a surface or underground rock or soil exposure by cutting a channel in the material and collecting all the material derived from the channel.

"lode claim":  a portion of mining ground held under the General
Mining Law and applicable local laws. The maximum size of a mineral lode claim is 600 feet by 1,500 feet.

 condemnation purposes :   drilling which is conducted in areas
where surface facilities are planned to demonstrate/insure that there are no ore reserves beneath the proposed facility sites which would be jeopardized by building the facilities at those sites.

"cyanide leach test": a wet chemical test performed to determine the amount of material soluble in a solution containing cyanide of a given strength. Generally used to determine the amount of soluble copper sulfide minerals in a sample.

"feasibility study": a report prepared by a qualified independent engineering firm which establishes the technical and financial feasibility of developing a mineral deposit as a profitable mine.

"fee title": all legal rights to the surface and subsurface of land. Fee title includes mineral rights unless such rights are specifically excluded.

"grade": a term used to described the amount of a given metal contained within a volume of rock expressed as either a percentage (as in copper) or as units per ton of rock.

"heap leach": the process of heaping rock from an open pit or underground mine on a pad or dump for the purpose of irrigating the material with a solution to extract the desired metal from the rock.

"hydrologic data": information on the water resources of the area.

"intercepts": intervals in a drill hole which contain attractive values of the metal being sought.

"large diameter core drilling": core of a diameter of 3"-6" drilled for gathering metallurgical samples.

"leach": the extraction of products from material via application of a solution.

"leach kinetics":   the study of the rate at which product is
leached from material, including time requirements, and recovery rate changes associated with different sizes of material.

"LME Grade A standards": London Metal Exchange purity standards for refined copper.

"makeup water requirements":   the amount of water required to
replace water lost to evaporation.

"metalliferous minerals": minerals yielding or containing metals.

"millsite claims": claims located on federally-administered public lands which are intended for the location of processing facilities to process rock mined from other lands or properties.
The maximum size of a millsite claim is 5 acres.

"mineralization":  the presence of minerals of value in rock.

"mineralized lenses": lens-shaped volumes of rock which contain minerals of interest.

"net proceeds": the gross amount received after deducting freight and handling charges from the point of final treatment to the point of final sale.

"net smelter return": the net revenues derived from the sale of a metal product after deduction for the cost of smelting and refining (if applicable). Deductions also often include transportation to market.

"oxide mineralization": rock which contains a predominance of oxidized minerals of interest (oxides, carbonates, sulfates or other compounds containing oxygen).

"oxide zone": that portion of a mineral deposit which is characterized by a dominance of oxide minerals.

"pads": lined facilities on which crushed ore is placed and minerals extracted by a leach process.

"patented claim": a claim for which the holder has been granted fee title. Patented claims are not subject to assessment requirements.

"pit dewatering":   pumping of groundwater from the vicinity of
the pit areas to lower the level of groundwater to insure the working areas in the pit remain dry.

"ponds": lined facilities in which leaching solution with dissolved minerals collects.

"probable (indicated) reserves": reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites of inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

"proven (measured) reserves": reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, working or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established.

"reserve": that part of a mineral deposit which could be economically extracted or produced at the time of the determination.

"reverse circulation drilling": the process of drilling a hole in the ground with dual-tube rods which provide air to the bit face down the inner rod and bring the sample to the surface in the space between the inner rod and the outer rod via forced air or water. The sample does not come up the open hole as in air-track drilling.

"solvent extraction-electrowinning": the process of recovering metal from solution by employing the use of organic solvents to extract the metals from solution, stripping the metals from the solvents with a strong acid, then plating the metals onto starter sheets or stainless steel blanks by passing a high-density electric current through the metal-rich acid.

"sulfide mineralization": rock which contains a predominance of sulfur-bearing minerals rather than oxygen-bearing minerals.

"sulfide zone": that portion of a deposit which is predominantly characterized by minerals of interest containing sulfur instead of oxygen.

"stratigraphic mapping": the process of recording information on maps regarding the sequence (stratigraphy) and character of the sedimentary rocks of interest.

"strip ratio": the proportion of waste material to economic material within a given open pit scenario.

"tabular body": a volume of material shaped like a table-top, with two dimensions significantly longer than the third.

"ton":  2,000 pounds, dry weight basis.

"tonnage factor": a factor used to convert volume to tonnage based upon the density of the ore.

"unpatented claim": a claim located in accordance with the General Mining Law giving the holder exclusive rights to the surface and to minerals located below the surface of the claim area.

"vein": a mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

"waste": barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

"wet ton royalty": a fee paid based upon the weight of economic material mined, as it comes out of the ground, with its natural moisture content (as opposed to "dry tons" which are calculated free of contained moisture).

"wildcat holes": holes which are drilled in a new target area or without significant information, designed to find a new deposit suspected but not known to lie beneath the surface.


A.   LISBON VALLEY PROPERTY, SAN JUAN COUNTY, UTAH

Known Reserves

     As part of the Revised Final Feasibility dated October 23, 1996 done by Robert &Schaefer, the Company commissioned an independent consultant, Kelsey Associates, LTD. ( KEI ) of Denver, Colorado to prepare reserve estimates for the Centennial, Sentinel and GTO deposits assuming a copper commodity price of $0.90 per pound;. These reserves were then given to Gary Simmerman, an independent consulting mining engineer, to determine a Mine Production Schedule. The following table shows KEI's estimated minable ore reserves as adjusted for the Mine
Plan:

At a copper price of $0.90/lb.

                                        Millions
                Ore Tons                of Lbs.   Strip
Deposit        (thousands)    Grade%    Copper    Ratio*

Sentinel       6,716          0.312     41.9      0.55:1.00
Centennial    25,310          0.484    244.9      1.86:1.00
GTO            2,998          0.631     37.9      4.51:1.00

TOTALS        35,024          0.464    324.7      1.84:1.00




*    Tons of waste : tons of ore.

These estimates include both proven and probable reserves and are based on in-place material. The Revised Final Feasibility Study anticipates that between 5% and 10% of copper will be lost in the leaching process. The aggregate net recovery rate for the project is estimated to be 90%.
Location and Access

     The Lisbon Valley Property comprises approximately 5,940 acres and is situated in southeastern Utah, about five miles west of the Colorado border and about 45 miles southeast of the town of Moab, Utah. The Property lies within a northwesterly-trending flat-bottomed valley at an elevation of about 6,400 feet above sea level and comprises 256 unpatented lode mining claims and fractions, three State of Utah leases covering approximately 960 acres, a lease of approximately 160 acres of private land and fee ownership of approximately 400 acres of private land. Assessment rental fees of $100 per unpatented claim are required to be paid annually on or before August 31 of each year. The Lisbon Valley Property is reached by road from Moab, where most services and supplies may be obtained. Access to the various parts of the Property is by county maintained gravel road.

 Interest of the Company in the Property

     The Company's interest in the Lisbon Valley Property originated from an agreement whereby Summo USA acquired by assignment certain leases and other agreements. Since such assignment, the Company has obtained a direct interest in certain of the assigned leases and acquired rights to additional property in the region.

    Pursuant to a restated agreement (the "Agreement"), dated as of March 10, 1994, among the Company, Summo USA, St. Mary Minerals Inc., a Colorado corporation ("St. Mary") and MLP Associates Limited, a Colorado limited partnership ("MLP"), Summo USA acquired by assignment of certain underlying agreements from MLP all of MLP's interest in and to approximately 4,720 acres of the Lisbon Valley Property in consideration of the issuance of 2,400,000 common shares of the Company (the "Purchase Shares") and certain other payments and covenants. Summo USA also assumed the obligations to make all of the payments under the underlying agreements. The Purchase Shares were issued one-half upon execution of the Agreement and one-half in September 1995 following the issuance of a Feasibility Study. Prior to entering into the Agreement, the relationship between MLP and the Company was arm's length. The Company was also required to make certain cash payments to MLP until June 1995.

    The following summarizes the material terms of the agreements covering separate property parcels of land pursuant to which the Company now holds interests with ore reserves in the Lisbon Valley Property:

1. Lease dated April 20, 1988, as amended by agreement dated July 24, 1993, between MLP as lessee and Lisbon Copper Ltd. ("Lisbon Copper") as lessor.
    a. This is a lease for the rights of Lisbon Copper in certain unpatented load mining claims covering an aggregate of approximately 800 acres, certain fee land situated in San Juan County, Utah, covering an aggregate of 160 acres.
    b. The lease is for a primary term of ten years commencing April 20, 1988 and for so long thereafter as minerals are produced from the Leased Premises in commercial quantities.
    c. Lisbon Copper receives a production royalty based on "Net Proceeds" per pound of "Product" sold during each calendar month as follows:

         Net Proceeds per Pound             % Net Proceeds

         Less than $1.00                            5.0%
         $1.00 to $1.20                             5.5%
         Over $1.20                                 6.0%

         "Net Proceeds" means the gross amount received by Summo USA after deducting freight and handling charges from the point of final treatment to the point of final sale. Summo USA may deduct the royalty payable with respect to underlying leases and subleases from the royalty due to Lisbon Copper, subject to a minimum royalty of 1.5% Net Proceeds payable to Lisbon Copper. "Product" means all mineral and/or metals mined and removed from the Leased Premises and processed and sold in any chemical, mineral or metallic form.
    d. Summo USA has been required to pay a minimum advance royalty to Lisbon Copper of $1,500 per month through June 1994, $2,500 per month through June 1995 and $3,000 per month thereafter.
    e. Lisbon Copper's entire right, title and interest may be purchased for $500,000 if the purchase is made within one year of the first sale from commercial production of minerals from the Lisbon Valley Property, which purchase price increases by $50,000 per year thereafter. Upon purchase, all of the above royalties are eliminated.
    f. A royalty of $0.15 per wet ton of ore to be mined is payable for production from claims covering a portion of the Sentinel Deposit (described hereinafter).

2. Utah State Metalliferous Lease No. 20569 dated May 28 1963, as amended August 15, 1995 ("ML20569").

    a.   This lease is for the mineral rights to approximately
         480 acres.
    b. The term expires December 31, 2004, unless minerals are then being produced from the leased premises in commercial quantities.
    c.   The annual rental is $480.
    d. A royalty of 4% of gross proceeds less refining and processing costs is payable to the State of Utah, with a minimum annual payment of $7,875 to be credited against such royalties.

3.  Mining Lease dated October 15, 1973 between Tintic Uranium
    Company as lessee and Centennial Development Company as lessor, as amended by an agreement dated January 5, 1993.

    a. This lease is for the surface and mineral rights for approximately 160 acres of land.
    b. The term is ten years from October 15, 1973, with unlimited rights of renewal for additional ten-year terms provided minimum work requirements are satisfied. The term has been extended to October 15, 2003.
    c. A 3% royalty on net smelter returns is payable on production of non-fissionable minerals.
         "net smelter returns" means all sums received by Summo USA for the sale of ores or other products from the leased premises in an arm's-length transaction, less all transportation and treatment charges not deducted by the purchaser.
    d.   The minimum royalty is $1,000  per year.

4.  Utah State Lease for Metalliferous Minerals No. 17661 dated
    February 20, 1959, as amended August 15, 1995 ("ML17661").

    a.   This lease is for the mineral rights to approximately
         160 acres.
    b. The term expires December 31, 2004, unless minerals are then being produced from the leased premises in commercial quantities.
    c.   The annual rental is $160.
    d. A royalty of 4% of gross proceeds less refining and processing costs is payable to the State of Utah, with a minimum annual payment of $2,625 to be credited against such royalties.

The following summarizes the material terms of the agreements covering separate parcels of land pursuant to which the Company now holds interests without ore reserves in the Lisbon Valley
Property.

5.  Lease dated October 26, 1992 between MLP as lessee and Steve
    Kosanke and Mary Lou Kosanke as lessor.

    a. This lease is for the lessor's interest in seven unpatented lode mining claims covering approximately 120 acres.
    b. The term is six years from October 26, 1992 and for so long thereafter as minerals are being produced from the leased premises in commercial quantities.
    c. Minimum advance annual royalty payments are $2,800 due on October 26, 1996 and each year thereafter.
    d. A 2.5% royalty is payable upon the Net Proceeds of production.
    e. "Net Proceeds" means the gross amount received by Summo USA after deducting freight and handling charges from the final treatment to the point of final sale.
    f. Summo USA has an exclusive option to purchase all of the lessor's right, title and interest in and to the seven unpatented lode mining claims for $100,000 less the sum of all royalty payments made up to the date of purchase.

6.  Purchase Option Agreement dated May 1, 1995 between Summo
    USA and Lisbon Land & Livestock Company.

    a. This agreement was in the form of an option to purchase two parcels, one of which is approximately 320 acres and is being evaluated by the Company for its potential to serve as the site of a processing plant for the Lisbon Valley project and the other is approximately 80 acres and will be explored for its mineral potential along with the Company's other property in the Lisbon Valley. For $20,000 Summo USA acquired the option to purchase the two parcels together with all mineral rights, water rights and improvements, but exclusive of oil and gas rights, for an aggregate purchase price of
         $240,000.   The option was exercised in September 1995.
    b. Lisbon Land & Livestock reserved a 1% royalty on the net returns from all ores, minerals, concentrates or other products mined and removed from the 80-acre parcel and sold or processed by Summo USA.

7.  Lease dated August 3, 1992 between MLP as lessee and J.F.
    Costanza and Joyce L. Costanza as lessor.

    a. This lease is for 43 unpatented lode mining claims covering approximately 860 acres excluding the rights to any vanadium and uranium therein.
    b. The term is six years from August 3, 1992 and for so long thereafter as minerals are being produced from the leased premises in commercial quantities.
    c. A 2% royalty is payable upon the Net Proceeds (defined as above) of production.
    d. Summo USA has an exclusive option to purchase all of the lessor's right, title and interest in and to the 43 unpatented lode mining claims (including the vanadium and uranium rights thereto) for $2,000,000 less the sum of all royalty payments made up to the date of purchase.

8. Special Use Lease Agreement No. 707 dated December 15, 1986 between MLP as lessee and the State of Utah as lessor.

    a. This lease grants Summo USA the right to build a copper processing plant on approximately 55 acres located within the area leased by Summo USA under ML17661 and
         ML20569.   The Company plans to use such land for
         supplemental processing facilities.
    b.   The term is 16 years from August 1, 1986.
    c.   The annual rental is $1,340.

9.  Utah State Lease for Metalliferous Minerals No. 46431 dated
February 22, 1994.

    a.   This lease is for the mineral rights to approximately
         320 acres.
    b. The term is ten years from March 1, 1994 and for so long thereafter as minerals are being produced from the leased premises in commercial quantities. The State of Utah has the right to adjust the terms and conditions of the lease every ten years.
    c.   The annual rental is $320.
    d. A production royalty of 4% of gross value is payable for ores produced on the leased premises.

10. Purchase Agreement between Summo USA and Michael L. Wilcox dated February 29, 1996.

       This agreement covered the purchase by Summo for $50,000 of 200 surface acres, 160 acres of which cover mineral rights leased from Tintic Uranium.

As of December 31, 1996 all required payments had been made on these leases. A Decree Quieting Title to the entire property was filed in the Seventh District Court of San Juan County on
September 4, 1996.

Present Condition of the Property

    There are four established copper deposits within the Lisbon
Valley Property which have previously produced minerals as follows:


                                  Tons Mined
     Deposit                   (Approximately)

     Globe                         Unknown
     Centennial                    350,000
     Sentinel                      100,000
     GTO                           450,000


    The Globe deposit is now considered to be essentially mined out.

    Centennial Deposit. This is the largest known and best explored deposit in the area. The deposit is roughly rectangular in plan with dimensions of 2,600 ft. by 1,200 ft. Over 500 drill holes have defined three or four overlapping mineralized lenses in a 300-foot stratigraphic section and which dip 5 degrees to 25 degrees southwest toward the Lisbon Valley Fault. The lenses vary in thickness from about 40 to 150 feet, with the greatest thicknesses adjacent to the fault. One stratigraphic unit in particular, known as Bed 15, is up to 150 feet in thickness and is generally well mineralized.

    Sentinel Deposit. Copper mineralization occurs in the middle and upper parts of Bed 15, and the mineralized section averages 39 feet in thickness. The mineralization occurs in a tabular body dipping 10 degrees to 25 degrees to the southwest, toward the Lisbon Valley Fault. The dimensions of the deposit are 1,300 feet by 1,100 feet and it is open to the east and south.

    GTO Deposit. This is a high-grade deposit about one mile south of the Centennial deposit. Copper occurs in the Dakota sandstone.

Previous Work Undertaken

    The Lisbon Valley Property has been the site of mining exploration, development and production for almost 100 years.
The most intense activity has taken place since 1969 when
Keystone-Wallace Resources ("KWR") rebuilt the copper leach plant and began a systematic development and mining program.

    KWR mined and processed approximately 900,000 tons of ore from the Lisbon Valley Property: 350,000 tons of 1.25% copper from Centennial; 450,000 tons of 1.75% copper from GTO; and 100,000 tons of 0.45% copper from Sentinel.

    Between 1974 and 1992, a series of operators conducted drilling programs on the Lisbon Valley Property, principally on the Centennial Deposit. In 1988, MLP acquired a lease on the Property.

    In 1992, Kennecott Exploration ("Kennecott") optioned the Lisbon Valley Property from MLP and drilled five widely-spaced vertical holes across the lower Lisbon Valley. One hole, 700 feet deep and drilled in the Centennial pit, averaged 0.33% Copper over 530 feet and was stopped while still in mineralization. Kennecott terminated its option in 1993. Management believes that Kennecott terminated its option because the likely reserves in the Property were relatively small in comparison to the other copper production of Kennecott.

    In July 1993, St. Mary, by preliminary agreement, acquired a lease on the Lisbon Valley Property from MLP for the benefit of Summo USA, which had not at that time been incorporated. St. Mary then initiated a program of data compilation and review, reverse circulation drilling, large diameter core drilling, detailed stratigraphic mapping and additional land acquisition.

Work Completed by the Company

    Since August 1993 and through December 31, 1996, the Company has spent approximately $4,800,000 on the Lisbon Valley Property for land acquisition costs, rental payments, drilling, metallurgy, assaying, a Feasibility Study, and general and administrative expenses.

    The 1993 drilling program consisted of 29 reverse-circulation holes totaling 9,683 feet on the Centennial Deposit in locations where the spacing between earlier holes was considered to be too great. The results of the drilling showed a close correlation between the predicted thickness and grade; the average thickness of 39 intercepts was 61 feet and the actual weighted average
grade was 0.49% of copper.   These results do not affect the
reserve calculations for the Centennial Deposit.

    The Company carried out leach tests on the drill cuttings from the 29 holes drilled in 1993. The results indicated that about 90% of the copper in the various ore types can be recovered by acid leaching. Earlier work by St. Mary on a one-ton representative sample of Lisbon Valley ore, crushed to minus four inches and leached in a 24-inch column, resulted in a 76% recovery in 45 days with low acid consumption.

    In December 1994, the Company completed an additional 68 reverse-circulation drill holes on the Lisbon Valley Property, with 48 of the holes containing visible copper over minable widths. The Company received updated reserve calculations in July 1995. See "Known Reserves." Work by the Company during 1996 is discussed under Management Discussion and Analysis of Financial Condition and Results of Operations.

    Drilling on Lisbon Valley was conducted in two phases in 1995. The first phase was completed in May 1995 and designed for condemnation purposes in the proposed waste dump area adjacent to the Centennial deposit. All ten holes confirmed no ore lies beneath the proposed waste dump site. A second phase of drilling was completed in December 1995 and designed to fill in gaps in the drill density on the periphery of the Centennial deposit.
All twelve holes cut ore grade over minable widths in areas which were carried as waste in the then-current mine plan. A new ore reserve was calculated, and a new pit was designed to accommodate the additional ore intercepts in May of 1996.

    Metallurgical tests continued on drilling cores from the deeper portion of the Centennial deposit to further quantify leach kinetics for ore to be delivered to the pad during the second half of the planned mine life. The tests show recovery of approximately 90% of the total copper can be achieved by leaching of ore crushed to -1 1/2 inch size in a period of approximately 400 days.

    The Company obtained a Feasibility Study in August 1995 on the Lisbon Valley Property prepared by Roberts & Schaefer Company ( Roberts & Schafer ), an independent mining engineering and consulting firm. The Company had Roberts & Schafer complete a Final Feasibility Study ( Final Feasibility Study ) based on the ore reserves and new operating and capital costs received, which was completed June 18, 1996. The Company had Roberts & Schafer update the Final Feasibility Study based on an ore reserve using $0.90 copper prices to produce a Revised Final Feasibility dated October 23, 1996. This reduced the tons of ore but increased the grade and decreased the strip ratio, ultimately reducing cost. This Revised Final Feasibility contemplates a project wherein the Company will mine the Centennial, Sentinel and GTO deposits by open-pit methods using acid leaching and SX-EW technology.
The mined ores will be processed at a processing facility designed to produce cathode copper to meet LME Grade A standards (approximately 99.99% copper). Also included with the mining and process operations will be a truck shop for servicing the mine fleet, a laboratory for maintaining control of mining and process activities and an administration building for mine management, engineering and accounting personnel. All mining equipment and mining services will be supplied to the Company through a fixed contract from Brown & Root, Inc.


    The Revised Final Feasibility Study estimates the initial capital costs for the project to be $48.4 million including all process equipment, infrastructure, engineering/construction management, working capital, pre-operating capital, installation, permits, royalty, spares and contingencies. The average cash operating costs over the life of the mine, exclusive of the cost of capital, are estimated to be $4.3 million per quarter, or $.47 per pound of copper produced. The total life of mine capital and operating costs are estimated to be $0.72 per pound of copper produced. Both capital and operating cost estimates are believed to be calculated to plus or minus 5% accuracy, which reflects the fact the Company has signed letters of intent for an engineering, procurement & construction ( EPC ) contract to construct the plant and a fixed price for the mining cost, which is 50% of operating cost, and contracts for delivery of acid and power which comprise an additional 20% of operating cost.

    A series of pro forma cash flow analyses were performed as part of the Revised Final Feasibility Study using assumed copper prices ranging from $.90 per pound to $1.10 per pound. The pro forma cash flow analysis show nominal cumulative profitability over the 9-year duration of the project at an assumed copper price of $0.90 per pound and increasing profitability as the copper price increases from such level.

     The Revised Final Feasibility Study concludes that the project is economically sound, and although the risk and sensitivity analyses performed by Roberts & Schaefer disclose risks principally deriving from the variability of the market price of copper, the Revised Final Feasibility Study shows significant profit potential. Subject to the availability of capital, the Company intends to develop and mine the Lisbon Valley Property according to the recommendations and descriptions in the Revised Final Feasibility Study.

Plant and Equipment

    There is no surface plant or equipment on the Lisbon Valley Property other than a three-phase 12 kV power line which is not sufficient to support all the power requirements of the mine but which may be utilized in addition to a new 69 kV power line which will to be run approximately ten miles to the site. The initial cost to the Comapny of the new power line will be $750,000, which amount is included in the estimated initial capital costs.

Environmental Matters

    The Company has retained a consulting firm to conduct various technical and baseline studies on the Lisbon Valley Property.
These include ground water quality testing and monitoring, environmental baseline studies of the flora, fauna and soils in the Lisbon Valley, and a study of the soil available for reclamation purposes.

    The environmental baseline studies undertaken regarding flora, fauna and soils do not indicate that there are any threatened or endangered species of plants or fauna which have been found or are likely to be present in the area of the Lisbon Valley Property. The soils tested to date do not indicate any deleterious chemical properties.

    Baseline hydrolic data, pump tests on groundwater for pit dewatering and makeup water requirements, and flora and fauna studies continued through 1996 as part of the permitting process on Lisbon Valley.

    Permitting for construction and operation commenced in August 1995 after completion of a positive Feasibility Study. A Notice of Intent was approved and a Memorandum of Understanding was reached between the Company, its third-party contractors, and the BLM regarding the manner and time-frame anticipated for permitting the project as described in the Notice of Intent. The Draft Environmental Impact Statement (DEIS) was completed on May 31, 1996. This document recommends development of the property as proposed by the Company with an alteration to the location of a small waste dump site. The public comment on the DEIS closed on July 15, 1996, with no significant adverse comments. Permitting with the State of Utah was completed in January, 1997. The Final Environmental Impact Statement was issued by the U.S. Bureau of Land Management in February. At this writing the project is in the 30-day availability period before a Record of Decision is due to be announced in mid-March.

    See "Item 1. Business - Regulatory and Environmental Matters" for a discussion of other potential environmental issues which could arise with respect to the property.

COPPER SPUR PROPERTY

No Known Reserves

     The Company is in the exploration stage with respect to the Copper Spur Property and the property is without a known body of reserves. Because of the recent date of acquisition of the property the Company has not yet commissioned independent geologists and consultants to perform certain tests on the property or to make preliminary estimates of the extent of the mineral deposit(s) and the metallurgical properties of the deposit(s). Work completed by the Company is described below.


Location and Access

     The Copper Spur Property covers approximately 600 acres and is located in north-central Colorado, approximately 65 miles south of Hayden, Colorado. The property consists of 30 unpatented lode mining claims. Assessment rental fees of $100 per claim are required to be paid annually on or before August 31 of each year. The property is accessible via highways and a county maintained gravel road.

Interest of the Company in the Property

     The Company owns directly 30 unpatented lode mining claims staked in September and October, 1996 on public lands administered by the U.S. Bureau of Land Management.

Previous Work Undertaken

     The copper + lead deposit on the property was first mined in the early 1900's. Small scale underground production of high grade copper and lead occurred sporadically into the 1950's. There are no official records of production from the mine in the Company's possession, but average ore grade was reported to be +2% copper. Underground workings extend down-dip for a distance of 650 feet and cover a cross-strike width of 200 ft. Almost all of the workings are contained within the copper-bearing rock unit.

     The property was staked in 1994 by Chemical Lime Company
(CLC) to cover exposures of the Leadville Limestone which overlies the copper-bearing unit. CLC drilled four diamond drill holes on the property in 1995 on a spacing of approximately one-mile centers, targeting all of the holes for the limestone unit. One of the holes was drilled in the area of the copper deposit, and it apparently intersected copper immediately below the limestone unit, where the hole was terminated. None of the other three holes penetrated the copper-bearing unit. CLC dropped their claims in August, 1996 and the Company staked the ground immediately thereafter.

Work Completed by the Company

     The Copper Spur property contains a stratabound disseminated copper oxide deposit and target area contained within the
Cambrian Sawatch Quartzite.   The deposit/target dips shallowly
to the south at a slightly higher angle than the topographic slope. The Company completed surveying of the underground workings and channel sampled the workings on regular 50 ft. intervals. Complete back-to-floor channel samples were taken throughout the underground workings to document the copper content of the deposit/exploration target. Both back and floor remain in the copper zone. Average channel height was approximately 8 ft. The channel samples cover an area with dimensions of 700 ft. x 200 ft. The 26 full-height channel samples returned values from 0.327%Cu to 6.50%Cu, with an average of 1.74%Cu. The full thickness of the copper zone is unknown. The deposit is truncated by a fault along the eastern edge of the workings, but the displacement on this fault appears to be nominal, with the offset extension to the deposit probably lying within a vertical distance of 50 ft. or less.

Surface geologic mapping of the property indicates the target area has dimensions of approximately 5,000 ft. x 1,500 ft., and lies at depths of less than 200 ft. A 15-20 hole drilling program for 1997 is being planned to test the extensions to the deposit throughout the target area.

Planned Exploration Program

     A preliminary drilling program is being planned for 1997 to test the potential of the known deposit and surrounding target area. The deposit/target lies at shallow depths below the surface, based on preliminary geologic mapping. The Company plans to drill 15-20 shallow (200-300 ft.) holes across an area approximately 1,500 ft. X 1,500 ft. To initially test the potential of the target area. Follow-up drilling of an additional 15-20 holes would ensue upon discovery of appreciable copper in the first phase of drilling.

     Detailed mapping and soil/rock sampling of the known ore horizon across a strike length of greater than one mile will also help quantify the full potential of the property.

Plant and Equipment

     There are no surface or underground plant or equipment on the Copper Spur Property, other than the vestigial remnants of small iron precipitation tanks and ponds which were built on the property in the 1950's. These have no value nor do they represent an impediment to development of the property.

Environmental Matters

     The Copper Spur Property is in an arid geographic location and has had a long history of exploration and mining activity. The Company has yet to undertake an environmental review of the Property and will undertake such review if and when it conducts a Feasibility Study on the Property. See "Item 1. Business - Regulatory and Environmental Matters" for a discussion of potential environmental issues which could arise with respect to the property.

C.  CASHIN PROPERTY, MONTROSE COUNTY, COLORADO

No Known Reserves

    The Company is in the exploration stage with respect to the Cashin Property and the property is without a known body of reserves. The Company has performed or commissioned independent geologists and consultants to perform certain tests on the property to make preliminary estimates of the extent of the mineral deposits and the metallurgical properties of the ore located on the property. The results of those tests are summarized below. The following information provides no information about the economic or legal feasibility of extraction of minerals on the Property and no assurance can be given that the Cashin Property contains a commercially minable mineral deposit until further close drilling is performed and a final economic Feasibility Study based upon such work is completed.

    In January, 1996, the Company received results from an independent consulting geologist of a mineral deposit estimate for the Cashin deposit based upon all available drilling results including the Company's 1994 and 1995 drilling programs. The estimated geological mineral deposits were 13,127,754 tons grading 0.496 percent copper. The mineral deposit volume was calculated to include the volume of ore contained within the drill hole patterns, but in no event further than 200 feet from a drill hole. The volume calculation was further constrained by the top and bottom of the ore host sandstone (Wingate Sandstone). A tonnage factor of 13 cubic feet per ton was used to convert volume to tonnage. This is the factor commonly used to compute tonnage for the Wingate Sandstone formation throughout the region. Grade was calculated by a weighted average of all intercepts contained within the volume of the deposit.

     Drill cuttings from the Company's 1994 drill program were tested for their metallurgical properties. A total of 296 samples were taken, representing all of the five-foot intercepts which assayed 0.1% copper or higher. 138 of the samples in the oxide zone were subjected to acid leach tests and produced average recoveries of 85.5%. 121 samples from the sulfide zone were subjected to cyanide leach tests and produced average recoveries of 83%. There was a wide range of individual recoveries, probably due to mineralogical differences.

     Because of its open-pit, heap leach potential, the primary exploration target on the Cashin Property is the Wingate Sandstone bed adjacent to the Cashin Fault and the Cliff Dweller Fault. The recent drilling and mapping indicate that, although only a small portion of the Cashin Fault zone has been explored by drilling, it has positive potential for open pittable disseminated type copper deposits.

          The Company obtained a report in February, 1995 from an independent mining engineer concerning its interest in the Property (the "Cashin Report"). The Cashin Report recommended additional drilling of the Cashin oxide zone to increase the mineral deposit base and several wildcat holes to test other veins such as the Cliff Dweller and Michigan. This program was completed in June, 1995. Nineteen additional holes were drilled and 16 of the holes intersected the deposit in the main target zone and returned an average grade of .59% copper over 134 feet including one hole which intersected 160 feet of 1.18% copper. Three holes failed to intersect significant mineralization.

Location and Access

     The Cashin Property covers approximately 2,542 acres and is located in the southwestern corner of Colorado, approximately 50 miles southeast of Moab, Utah, five miles south of Paradox, Colorado, and situated about 20 miles northeast of the Lisbon Valley Property. The Property consists of 14 patented and 122 unpatented mining claims and three millsites. Assessment rental fees of $100 per unpatented claim are required to be paid
annually on or before August 31 of each year.   The Property is
accessible via highways and a county-maintained gravel road.

Interest of the Company in the Property

     The Company holds options to purchase the patented claims and 68 of the unpatented claims. The Company also directly holds 56 additional unpatented claims. The Company's interest in the Cashin Property originated from two underlying option agreements which were assigned to Summo USA from St. Mary in November 1993. The two agreements are as follows:

         Moretz Agreement. Pursuant to an Exploration and Purchase Option Agreement made as of September 1, 1993, (as revised March 29, 1996), Summo USA maintains an option (the "Option") to purchase a 100% ownership interest in 12 patented lode mining claims and three patented millsites containing an aggregate of approximately 102 acres on or before September 1, 2000, by paying to the owners the sum of $370,000 as follows:

         a.   $10,000  upon execution of the agreement
         b.   $20,000  on or before March 1, 1994
         c.   $20,000  on or before September 1, 1994
         g.   $50,000  on or before September 1, 1995
         h.   $50,000  on or before September 1, 1996
         i.   $50,000  on or before September 1, 1997
         j.   $50,000  on or before September 1, 1998
         k.   $50,000  on or before September 1, 1999
         l.   $70,000  on or before September 1, 2000

         As of December 31, 1996 all required payments had been made. During the term of the Option, Summo USA has the unrestricted right to conduct exploration and development operations on such claims.

         Ahlstrom/Peacock Agreement. Pursuant to an Option Agreement made as of September 27, 1993,(as revised March 29,
1996), Summo USA maintains an option to purchase an undivided two-thirds ownership interest in two patented lode claims and a 100% ownership interest in 68 unpatented lode claims containing an aggregate of approximately 1,320 acres on or before September 1, 2001, by paying to the owners the sum of $770,000 as follows:

         a.   $10,000  upon execution of the agreement
         b.   $20,000  on or before March 1, 1994
         c.   $20,000  on or before September 1, 1994
         d.   $50,000  on or before September 1, 1995
         e.   $50,000  on or before September 1, 1996
         f.   $100,000  on or before September 1, 1997
         g.   $100,000  on or before September 1, 1998
         h.   $100,000  on or before September 1, 1999
         i.   $120,000  on or before September 1, 2000
         j.   $200,000  on or before September 1, 2001

         As of December 31, 1996 all required payments had been made.

Previous Work Undertaken

         The copper-silver deposits on the Property were discovered and staked in 1895. Small scale underground production of high-grade ore by one or more unknown operators started in 1896 and continued intermittently until 1946.
Official records indicate that total production from the two mines on the Property, Cashin and Cliff Dweller, was 1,835,355 pounds of copper and 427,319 ounces of silver recovered from 23,151 tons of ore. Therefore the average ore grade was about 4% copper and 18.5 ounces per ton of silver.

         Around 1969 a program of geochemical sampling and drilling was conducted on the Property by Valley Metallurgical Processing Company of Moab, Utah. A total of 4,379 feet was drilled in 43 holes on various parts of the Property, and the Company has obtained the drilling records for 40 of the holes. The Property remained inactive from 1970 to 1993, when St. Mary obtained a lease.

Work Completed by the Company

         The Company acquired the Cashin Property in November, 1993 and has spent approximately $707,000 for land acquisition costs, rental payments, drilling, metallurgy, and general and
administrative expenses through December 31, 1996.   In October
and November, 1993 the Company undertook a 12-hole reverse-circulation drilling program totaling 3,515 feet to test the bulk tonnage copper-oxide potential of the Property. The results indicate that oxide mineralization predominates to a depth of 150-165 feet. Beneath this lies a 10-40 foot thick transition zone, below which sulfides predominate. An additional 25 holes were completed in 1995 to further define the extent of the copper mineral deposit.

         In late 1994, the Company engaged a consultant to carry out a mineral deposit estimate for the Cashin Property, which estimate was updated in January, 1996 after completion of the 1995 drilling program. The results are summarized above under "No Known Reserves."

Planned Exploration Program

         A metallurgical study is currently under way to determine potential recoveries from acid leach SX-EW extraction.

Plant and Equipment

         There is no surface or underground plant or equipment on the Cashin Property other than several old derelict buildings dating from mining operations in the 1920s and there has been no underground exploration on the property except as herein set forth.

Environmental Matters

         The Cashin Property is in an arid geographic location and has had a long history of exploration and mining activity. The Company has yet to undertake an environmental review of the Property and will undertake such review if and when it conducts a Feasibility Study on the Property. See "Item 1. Business - Regulatory and Environmental Matters" for a discussion of potential environmental issues which could arise with respect to the property.

D.       CHAMPION PROPERTY, TAOS COUNTY, NEW MEXICO

No Known Reserves

         The Company is in the exploration stage with respect to the Champion Property and the property is without a known body of reserves. The Company has performed or commissioned independent geologists and consultants to perform certain tests on the property to make preliminary estimates of the extent of the mineral deposits and the metallurgical properties of the ore located on the Property. The results of those tests are summarized below. The following information is preliminary and in any case can provide no information about the economic or legal feasibility of extraction of minerals on the Champion property. No assurance can be given that the Property contains a commercially minable mineral deposit until further close drilling is performed and a final economic Feasibility Study based upon such work is completed.

         In a preliminary calculation St. Mary estimated a mineral deposit of 18,000,000 tons grading 0.4% copper. The mineral deposit volume was calculated to include the volume of ore contained within the drill hole patterns, but in no event further than 200 feet from a drill hole. A tonnage factor of 12 cubic feet per ton was used to convert volume to tonnage. Grade was calculated by a weighted average of all intercepts contained within the volume of the deposit. Samples submitted for leach testing indicated that the copper was soluble in sulfuric acid. As indicated below under "Previous Work Undertaken", Bear Creek Mining Co. estimated in 1968 a preliminary mineral deposit of 20,000,000 tons grading 0.23% copper.

Location and Access

         The Champion Property is located in Taos County, New Mexico about 90 miles northeast of Albuquerque and 20 miles southwest of the town of Taos. The Property lies at about 8,000 feet above sea-level. Access to the Property may be gained by a gravel road off of a state highway. Power exists along the state
highway.   Interest of the Company in the Property

         The Champion Property consists of approximately 4,500 acres located in the Picuris and Copper Mountain Mining District and comprises five patented lode mining claims (approximately 123 acres), four patented millsite claims (approximately 20 acres) and 223 unpatented lode mining claims (approximately 4,200 acres). The Company holds options to acquire a 100% ownership interest in the patented claims and seven unpatented claims and acquired a 100% ownership interest in another 64 unpatented claims (approximately 4,060 acres) by staking in September, 1994 and February, 1996.

         The Company's interest in the Champion Property is derived from three underlying agreements which entitle the Company to purchase a 100% ownership interest, subject to a 1.5% net smelter return royalty, in a portion of the Property. The three agreements were assigned to Summo USA from St. Mary in consideration of the issuance of 80,000 shares of the Common Stock of the Company to St. Mary as reimbursement of the $60,000 expended by St. Mary and the payment to St. Mary of a 1.5% net smelter return royalty. The material terms of the three underlying agreements are as follows:

         Hill Agreement. Pursuant to an Exploration and Purchase Option Agreement (the "Hill Agreement") made as of August 1, 1994, the owners granted to St. Mary an option (the "Option") to purchase a 100% ownership interest in nine patented mining claims and millsites (collectively the "Patented Claims") located in the Picuris and Copper Mountain Mining District, and comprising approximately 120 acres by paying to the owners $500,000 as follows:

         a.   $5,000  upon execution of the Hill Agreement;
         b.   $5,000  on or before August 1, 1995;
         c.   $10,000 on or before each of August 1, 1996;
               August 1, 1997; August 1, 1998 and August 1, 1999;
         d.   $15,000 on or before each of August 1, 2000;
               August 1, 2001; August 1, 2002; August 1, 2003 and
               August 1, 2004;
         e.   $20,000 on or before each of August 1, 2005;
               August 1, 2006; August 1, 2007; August 1, 2008;
               August 1, 2009; August 1, 2010; August 1, 2011;
               August 1, 2012; August 1, 2013 and August 1, 2014;
               and
         f.   $175,000 on or before August 1, 2015.

         As of December 31, 1996, all required payments had been made. During the term of the Option, Summo USA has the unrestricted right to conduct exploration and development operations on the Patented Claims. Pursuant to the terms of the Hill Agreement, if the Patented Claims are placed in commercial production at any time during the term of the Hill Agreement, Summo USA must exercise the Option by providing written notice of exercise (the "Notice") to the owners. Within three years after the Notice, but no later than August 1, 2015, Summo USA must deliver the balance of the purchase price to the owners. "Commercial production" means the processing and sale of ores, concentrates, metals and other mineral products which have been mined on the Patented Claims but which does not include processing for the purpose of testing or milling by a pilot plant.

         Cook Agreement. Pursuant to an Exploration and Purchase Option Agreement (the "Cook Agreement") made as of August 1, 1994, the owners granted to St. Mary an option (the "Option") to purchase a 100% ownership interest in seven unpatented mining claims and millsites (collectively the "Unpatented Claims") located in the Picuris and Copper Mountain Mining District, and containing approximately 140 acres by paying to the owners $500,000 as follows:

         a.   $5,000  upon execution of the Cook Agreement;
         b.   $5,000  on or before August 1, 1995;
         c. $10,000 on or before each of August 1, 1996; August 1, 1997; August 1, 1998 and August 1, 1999;
         d. $15,000 on or before each of August 1, 2000; August 1, 2001; August 1, 2002; August 1, 2003 and August 1, 2004;
         e. $20,000 on or before each of August 1, 2005; August 1, 2006; August 1, 2007; August 1, 2008;
               August 1, 2009; August 1. 2010; August 1, 2011;
               August 1, 2012; August 1, 2013 and August 1, 2014;
               and
         f.   $175,000  on or before August 1, 2015.

         Purchase Agreement.       Pursuant to a surface
agreement (the Pacheco Agreement ) dated June 10, 1996, Summo has the right to utilize 520 acres of private surface for mining facilities which overlies approximately 27 of its unpatented mining claims as follows:

         .    $8,000 signing bonus
         .    Rental of $5,600 on June 10, 1996
         .    Rental of $5,600 on December 30, 1996 & 1997
         .    Rental of $7,200 on December 30, 1998 & 1999
         .    Rental of $8,400 on December 30, 2000
         .    Permanent Impact Compensation of $625/acre or
               $325,000 on December 30, 2001
         .    Rental of $12,000 on December 30, 2001, 2002 & 2003
         .    Rental of $13,600 on December 30, 2004 & 2005
         .    Rental of $22,000 on December 30, 2006
         .    Rental of $26,800 on December 30, 2007, 2008, 2009,
               2010 & 2011
         .    Rental of $32,000 on December 30, 2012, 2013, 2014,
               2015 & 2016
         .    Rental of $44,445 on December 30, 2017 & each year
              thereafter

         As of December 31, 1996, all required payments had been made. During the term of the Option, Summo USA has the unrestricted right to conduct exploration and development operations on the Unpatented Claims. Pursuant to the terms of the Cook Agreement, if the Unpatented Claims are placed in commercial production at any time during the term of the Cook Agreement, Summo USA must exercise the Option by providing written notice of exercise (the "Notice") to the owners. Within three years after the Notice, but no later than August 1, 2015, Summo USA must deliver the balance of the purchase price to the owners. "Commercial production" means the processing and sale of ores, concentrates, metals and other mineral products which have been mined on the Unpatented Claims but which does not include processing for the purpose of testing or milling by a pilot plant.

         Summo USA may terminate each of the above-described agreements as to all or any part of the subject property at any time. Summo USA may further assign its interest in each agreement to a third party.

         Applied Agreement. Pursuant to a finder's fee agreement made as of May 20, 1994, Summo USA is obligated to pay to Applied
Geologic Studies, Inc. a finder's fee of up to $100,000 as follows:

         a.   $5,000  upon acquisition of the Champion Property;
         b. 5% of total direct exploration expenditures made for the benefit of the Champion Property, exclusive of land costs;and
         c. Any balance (up to $100,000) paid at the time of a decision to put the Champion Property into production.

Previous Work Undertaken

         The Champion Mine was developed in the early 1900s with a 310 foot adit that connected to two short shafts. The development was on a quartz vein and later sampling along the adit returned a grade of 1.17% copper over 310 feet.

         The Champion Property has been explored intermittently over the past 25 years by several major copper companies, and essentially all of the work has been drilling around the Champion adit and extending eastward toward Copper Hill. The largest program was a 59-hole program conducted in 1968 by Bear Creek Mining Co. ("Bear Creek"). The drilling was done with an air-track drill and none of the holes was longer than 200 feet and 24 were less than 100 feet in length. Based on the drilling, Bear Creek estimated a mineral deposit of 20,000,000 tons grading 0.23% copper. Bear Creek also channel-sampled the Champion adit and several cross-cuts which returned grades ranging from 0.04% to 5.0% copper.

         In succeeding years, Duval Corp, Conoco Oil Inc.,
Anaconda Corporation and Phelps Dodge Corporation each conducted exploration work, although Phelps Dodge appears to have been targeting gold and silver mineralization and not copper.


          In 1994, the Champion Property was acquired by St. Mary, which reassayed all the Phelps Dodge samples greater than 0.1% copper. The results returned significant grades--for example, 75 feet of 0.32% copper in one hole in the interval 50-125 feet and 50 feet of 0.607% copper in another hole in the interval 115-165 feet. St. Mary also carried out a limited orientation soil geochemical survey on the north flank of Copper Hill which outlined a weak copper anomaly open to both the east and west.

Work Completed by the Company

         The Company acquired the Champion Property in May, 1995 and has spent approximately $400,000 on the Property for land acquisition costs, rental payments, geological, drilling, and general and administrative expenses through December 31, 1996.

          The Company obtained a report in January, 1995 concerning its interest in the Property from independent mining engineers. The report recommends that an exploration program (Phase I) be carried out at an estimated cost of $145,000 comprising a drilling program to confirm the grade and size of the existing deposit and to expand its limits; a soil geochemical survey to trace the mineralization across the valley immediately east of the deposit; and prospecting, mapping and rock sampling to determine the extent and tenor of the mineralization on the claims located in the Copper Mountain area. This program was completed in 1995.

Planned Exploration Program

         The Company is currently evaluating the results of the 18 drill holes completed in 1996. An additional 10-20 drill holes may be proposed in 1997 to fill in gaps in the current drill pattern, before further exploration on the property is contemplated.

The Company's object is to identify a drill-indicated resource in excess of 200 million pounds of copper, which would be amenable to open pit mining, heap leaching and recovery by SX-EW.

Plant and Equipment

         There is no plant or equipment on the Champion Property.

Environmental Matters

         The Champion Property is situated in a high, unpopulated pinion-juniper arid area with a long history of mining activity. The Company has yet to undertake an environmental review of the Champion Property. The Company will undertake such a review if and when it conducts a Feasibility Study on the Property. See "Item 1. Business - Regulatory and Environmental Matters" for a discussion of potential environmental issues which could arise with respect to the Property.

D.       CACTUS GOLD MINES PROPERTY, KERN COUNTY, CALIFORNIA

No Known Reserves

The Company is in the exploration stage with respect to the Cactus Gold Mines property and the property is without a known body of reserves. Because of the recent date of option to purchase the property the Company has not received results from the independent geologists and consultants commissioned to perform certain tests on the property or to make preliminary estimates of the extent of the mineral deposit(s) and the metallurgical properties of the deposit(s).


Location and Access

        The Cactus Gold Mines Property is located in Kern County,
California, in the western Mojave Desert about 60 miles north of Los Angeles and 9 miles west of the town of Mojave. Access to the property is via a paved road.


Interests of the Company in the Property

          The Company has acquired options to purchase the interests of two mining companies in the Cactus Gold Mines property, subject to the terms of the underlying leases. The Company has until July, 1997 to review the property during the option period prior to making a decision whether or not to purchase the property rights. If the Company decides to exercise its purchase options, total costs are estimated at approximately $1 million.

Previous Work Undertaken

          Gold was first mined on the property in 1894. Production increased during the Depression and was halted in 1942 by the War Order Act. CoCa Mines, Inc., reopened the property in 1986 as an open pit mine heap leach facility, and built the Shumake operation in 1988 with Compass mining Company as a minority partner. The property reached annual production of 60,000 ounces of gold in 1991. Hecla Mining Company purchased CoCa Mines and mined the existing reserves until 1992 when mine production ceased. Hecla continues to operate the property while it rinses the heaps prior to reclamation and closure. Production on the property totals approximately 400,000 ounces of gold and 3 million ounces of silver.

Planned Exploration Program

          During the six-month option period, the Company plans to drill a series of test holes to confirm continuity and grade of the anticipated mineral deposit. In addition, the Company expects to commence metallurgical tests on bulk material from the current pit wall and from cuttings to verify metallurgical behavior of the anticipated mineral deposit. The Company is in the process of completing environmental and technical due diligence to confirm that there are no obvious flaws or liabilities / obligations which could potentially discourage the Company from proceeding with the acquisition. Summo has retained a consulting firm to assess the value of the property and to recommend alternative vehicles for Summo to realize the full value of the property.

Plant and Equipment

          The Company estimates approximately $10 million worth of capital assets are included with the Cactus Gold Mines property, including operating permits, leach pads and ponds, buildings, power, water, telephone, and miscellaneous equipment. The Company estimates approximately $8 million of new capital would be required to restart operations. The property comes complete with operating permits and it is Summo's assessment that it could be placed back in production quickly.

Environmental Matters

          The Cactus Gold Mines property is nearly fully permitted for operations. See "Item 1. Business - Regulatory and
Environmental Matters" for a discussion of other potential environmental issues which could arise with respect to the property.


ITEM 3. LEGAL PROCEEDINGS

         There are currently no material pending legal proceedings to which the Company or its subsidiary is a party or to which any of its properties or those of its subsidiary are subject. No material legal proceedings involving the Company are pending, or, to the knowledge of the Company, contemplated, by any governmental authority. The Company is not aware of any material events of non-compliance with environmental laws andregulations. The exact nature of environmental control problems, if any, which the Company may encounter in the future cannot be predicted. For a description of the type of legal and regulatory environment in which the Company does business, see
Item 1.  Business - Regulatory and Environmental Matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Toronto Stock Exchange under the symbol "SMA" since January 18, 1996. The Company's Common Stock had been traded on the Vancouver Stock Exchange from October 31, 1994 to December 31, 1996 when the Company voluntarily de-listed. The following table sets forth the high and low sale prices of the Common Stock on the Vancouver Stock Exchange for 1995 and the Toronto Stock Exchange for 1996.


           Vancouver / Toronto Stock Exchange
                        (Cdn $)

     Quarter                  High           Low

     First Quarter 1995       $1.51          $1.10
     Second Quarter 1995      $1.30          $1.00
     Third Quarter 1995       $1.75          $1.25
     Fourth Quarter 1995      $1.37          $1.01
     First Quarter 1996       $1.28          $1.05
     Second Quarter 1996      $2.90          $1.20
     Third Quarter 1996       $2.07          $1.00
     Fourth Quarter 1996      $1.55          $0.90


         The closing price of the Common Stock on the Toronto
Stock Exchange on March 14, 1997 was $1.40 Cdn.

          To date, no cash dividends have been paid by the Company and it is not anticipated that cash dividends will be paid in the foreseeable future due to the substantial capital requirements of the mining industry.

          As of March 14, 1997, 20,003,160 common shares were issued and outstanding and the Company had 57 holders of record of the Common Stock.

          As of March 14, 1997, options and warrants were issued and outstanding for the purchase of 6,244,680 shares of Common
Stock at an average exercise price of $1.21 Cdn. per share.


Certain Canadian Income Tax Considerations

          The following summary is a general discussion of certain Canadian federal income tax consequences under the Income
Tax Act (Canada) (the "Tax Act") relating to the acquisition, holding, and disposing of the Common Stock, subject to the qualifications, limitations and assumptions set forth below.

          The summary is restricted to residents of the United States who hold the Common Stock as "capital property" (as defined in the Tax Act), who will not use the Common Stock in carrying on a business in Canada, who deal at arm's length with the Company, and who (alone or together with non-arm's length persons) do not now, nor at any time in the five years preceding any disposition of a share of Common Stock, own 25 percent or more of the issued shares of any class of the capital stock of the Company (the "25% Threshold Ownership Requirement").

     The determination of whether a holder holds Common Stock as capital property will depend on the holder's own particular circumstances, but generally such will be considered to be capital property of the holder if the Common Stock is acquired for investment purposes and is not acquired in the course of carrying on a business of trading or dealing in securities or as part of an adventure in the nature of trade.

     A sale, exchange or other disposition of Common Stock by a holder of Common Stock will not result in Canadian tax being payable by the holder so long as the Common Stock does not constitute "taxable Canadian property" of the holder as defined in the Tax Act. The definition of taxable Canadian property would include any Common Stock of a holder if, at any time during the five-year period immediately preceding a sale, exchange or other disposition, not less than 25 percent of the issued shares of any class of the capital stock of the Company belonged to the holder, alone or together with persons with whom the holder did not deal at arm's length or to any combination thereof (referred to above as the 25% Threshold Ownership Requirement). In addition, the Common Stock will constitute taxable Canadian property if the holder of the Common Stock uses such property in carrying on a business in Canada.

     Although the Company does not anticipate paying a dividend on the Common Stock, the following rules apply should the Company decide in the future to declare a dividend. Dividends paid or credited to holders of Common Stock who are resident in the United States will be subject to Canadian withholding tax which must be withheld by the Company and paid to Revenue Canada. The rate of Canadian withholding tax under the Tax Act is 25 percent of the gross amount of dividends paid to the holder, calculated in Canadian dollars at the exchange rate prevailing at the time of payment of the dividend. That rate is reduced under the Canada-United States Income Tax Convention (the "Treaty") to
15 percent of the dividends paid, and the rate of withholding under the Treaty is further reduced to ten percent if the holder is a corporation that owns at least ten percent of the voting
stock of the Company at the time the dividend is paid.   A
revised protocol to the Treaty which become effective November 9, 1995 reduced the ten percent withholding to seven percent in 1995, six percent in 1996 and five percent thereafter.

     This summary is of a general nature and is not intended, nor should it be construed, to be legal or tax advice to any particular shareholder. Shareholders should consult their own tax advisors as to the income and other tax consequences arising in their particular circumstances.

Certain United States Income Tax Considerations

     Passive Foreign Investment Company Rules.    Under the
United States Internal Revenue Code of 1986, as amended (the
 Code ), the Company may be classified as a passive foreign investment company (a PFC. ). U.S. shareholders of a PFC. are subject to certain adverse tax consequences, as discussed below. These consequences can be mitigated, under certain circumstances, if the U.S. shareholder makes a timely election to treat the Company as a qualified electing fund (a QEF ). All U.S. Shareholders are therefore urged to consult their own tax advisors about the advisability of making a QEF election with respect to the Company. All U.S. shareholders are also urged to consult their own tax advisors about the possibility of crediting Canadian taxes paid against U.S. tax payable.

     Definition of a PFC.     A PFC. is a corporation not formed
in the United States (a Non-U.S. Corporation) and either (I)
75% or more of its gross income is passive income or (ii) 50% or more of the average value (or, if the corporation elects, the adjusted basis) of its assets produce, or are held for the production of, passive income. Passive income for these purposes includes interest, dividends, and certain rents and royalties. For purposes of the foregoing tests, if a non U.S. Corporation owns at least 25% by value of the stock of another corporation, it is treated as if it instead owned its proportionate share of the other corporation s assets and received directly its proportionate share of the other corporation s income.

     Consequence of PFC. Classification if No QEF Election Made If the Company is classified as a PFC., U.S. shareholders who do not make timely QEF Elections (as discussed below) will be subject to a number of special adverse tax rules. For example, gain recognized on disposition of PFC. stock or the receipt of an excess distribution from a PFC. is (i) treated as if it were ordinary income earned ratably on each day at the highest marginal rate in effect during the period in which it was deemed earned and (ii) subject to an interest charge as if the resulting tax had actually been due in such earlier year or years. (An excess distribution is the amount of any distribution received by the U.S. shareholder during the taxable year that exceeds 125% of the immediately preceding three year average of distributions received from the corporation, subject to certain adjustments.) Proposed United States Treasury Regulations broadly define a disposition to include any transaction or event that constitutes an actual or deemed transfer of property for any purpose under the Code, including (but not limited to) a sale, exchange, gift, transfer at death, and the pledging of PFC. stock to secure a loan. If the tax described above is not imposed on a transfer at death, the recipient of the PFC. stock receives a basis in the transferred stock equal to the lesser of the fair market value or the adjusted basis of the stock in the hands of the shareholder immediately before death. Finally, the foregoing rules will continue to apply with respect to a U.S. shareholder who held the stock of the Company while the Company met the definition of a PFC. even if the Company ceases to meet the definition of a PFC.

     Consequences of PFC. Classification if QEF Election Made Most of the foregoing adverse tax consequences can be avoided if
(i) the U.S. shareholder makes a timely election to treat the Company as a QEF (a QEF Election ) for the first year of the shareholder s holding period in which the Company is a PFC. (or in a year for which the Shareholder also makes the mark to market election described below) and (ii) the Company provides the U.S. shareholder with an annual information statement pursuant to Temporary Regulations issued by the Internal Revenue Service. U.S. shareholders of a PFC. who make a QEF Election, however, will be taxable currently on their pro rata share of the PFC.'s ordinary earnings and net capital gain, unless they make a further election to defer payments of tax on amounts included in income for which no distribution has been received (subject to an interest charge). Special adjustments are provided to prevent inappropriate double taxation of amounts so included in a U.S. shareholders s income upon a subsequent distribution or disposition of the stock.

     A U.S. shareholder makes a QEF Election by filing a Shareholder Section 1295 Election Statement, a PFC. Annual Information Statement, and Form 8621 with its tax return. In the case of stock owned through a U.S. entity, the election must be made at the entity level. A QEF Election must be filed by the due date (taking into account extensions) for filing the U.S. shareholder's income tax return for the taxable year for which the election is made. A copy of the Election Statement must also be filed with the Philadelphia Internal Revenue Service Center. Once made, the election is effective for the shareholder s taxable year for which it is made and all subsequent taxable years, and may not be revoked without consent of the Secretary of the Treasury. If a U.S. shareholder wishes to make a QEF Election subsequent to the first year of his holding period for stock of a Non-U.S. Corporation that is a PFC., the U.S. shareholder may further elect to recognize gain (the Mark to Market Election ) as if it had sold the QEF stock on the first day of the taxable year in which the QEF election is made if the U.S. shareholder holds stock in the PFC. on that day and the shareholder can establish the fair market value of the PFC. Stock on that day.

     Taxation of Dividends on the Company s Stock Subject to the PFC. rules described above for U.S. Federal income tax purposes, dividends paid by the Company (including any Canadian tax withheld thereon) will constitute ordinary dividend income to the extent of the Company s current or accumulated earnings and profits as determined for U.S. Federal income tax purposes, and to the extent in excess of earning and profits, will first be applied against and reduce the shareholder's basis in such holder's stock, and to the extent in excess of such basis will be treated as gain from the sale or exchange of property. Because the Company is not a U.S. corporation, dividends that it pays will not be eligible for the dividends received deduction provided for in Section 243 of the Code. If a U.S. shareholder received a dividend payment in any currency other than U.S. dollars, the amount of the dividend payment for United States Federal income tax purposes will be the U.S. dollar value of the dividend payment (determined at the spot rate on the date of such payment) regardless of whether the payment is in fact converted
into U.S. dollars.   In such case, U.S. shareholders may
recognize ordinary income or loss as a result of currency fluctuations during the period between the date of a dividend payment and the date such dividend payment is converted into U.S. dollars.

Subject to the limitations provided in the Code, the Canadian tax withheld with respect to such dividends should be eligible for the benefits of the foreign tax credit rules of the Code. A shareholder who does not elect the benefits of the foreign tax credit provisions of the Code will be entitled to a deduction for the amount of the Canadian tax withheld.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The data set forth in this table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results and Operations and the Consolidated Financial Statements and the notes thereto presented elsewhere in this report. The consolidated financial statements have been prepared in accordance with Canadian Generally Accepted Accounting Principles ( GAAP ). For United States GAAP reconciliations for the years ended December 31, 1996, 1995, and 1994, see attached consolidated financial statements and notes.

         Summary of Financial Condition Data at End of Period
            (Amounts in thousands $US except per share data)


                                        For the
                                        Three
                                        Months    For the Year
            For the Year Ended          Ended         Ended
               December 31,             Dec. 31,   September 30,
           1996     1995      1994      1993      1993      1992

Income Statement Data

Revenues  --        --        --        --        --        --

Net
(Loss)
or
Income    ($863)    ($501)    ($166)    $2        ($1)      $0

Net
(Loss)
or
Income
Per
Share    ($0.05)    ($0.04)   ($0.02)   $0.00     $0.00     $0.00

Balance Sheet Data

Working
Capital   $  723    $2,774      ($9)    $74       $38       ($2)

Net
Mineral
Proper-
ties       5,878     4,012    1,696     461         0         0

Total
Assets     7,520     7,020    1,877     998        38         0

Current
Liabil-
ities        134       217      190     464         0         2

Share-
holders'
Equity     7,386      6,803   1,687     534        38        (2)


(1)  In conjunction with the Company's acquisition of the Lisbon
     Valley and Cashin properties, the Company changed its fiscal year end to December 31.


The Company did not pay any cash dividends during the periods indicated above.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The matters discussed in this report, when not historical matters, are forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from projected results.

Such factors include, among other things, the speculative nature of mineral exploration, commodity prices, production and reserve estimates, environmental and governmental regulations, availability of financing, force majeure events, and other risk factors as described from time to time in the Company's filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Company's consolidated financial statements included in this report, all monetary figures discussed are in US dollars.

Operations

          Lisbon Valley Project: The Company continued to advance Lisbon Valley permitting, receiving a Draft Environmental Impact Statement in May, 1996 and completing the process by receiving the Final Environmental Statement in February, 1997. All other permits needed for construction and operating were completed by February, 1997.

          The Company has an agreement with Brown & Root, Inc. to provide contract mining services and will supply a new mobile equipment fleet for the project. MinCorp. and The Industrial Company (TIC) have agreed to perform detailed engineering and construction respectively on a lump-sum basis. Power for the project was arranged through PacifiCorp on a long-term basis, and a contract was signed with Kennecott Utah Copper Corporation to provide acid for leaching for the first five years. A sales agreement is currently being negotiated with a metal trading company to purchase copper cathode FOB mine site.

          Basic engineering began in June, 1996, but was interrupted shortly thereafter as a result of a drop in copper prices due to events in the international copper market. Engineering efforts are expected to begin again in April, 1997. Long-lead equipment purchase orders are expected to be made in April, 1997, for delivery in the fall. Detailed engineering is expected to be completed in three months in anticipation of a June, 1997, construction start-up.


          Plans for Developing Lisbon Valley: By mid-1996 the Company had reached agreements on a senior debt facility with a major international lending institution and a group of Canadian brokerage houses to raise the capital required to put the Lisbon Valley Copper Project into production. However, as a result of the financial and regulatory problems experienced by Sumitomo, the largest trader of copper in the world, the price of copper declined precipitously. Investor confidence in the stability of copper prices faltered and these efforts had to be postponed, at least until the metal markets recovered from the emotional impacts of this event.

          ING Capital Corporation and Heller Financial have signed a Letter of Commitment to provide a $45 million debt facility for project construction. This is contingent upon Summo raising approximately $18 million of equity. This debt facility should be sufficient to provide all the capital required for project construction and operation of the Company.

          Assuming the completion of project financing, construction will begin with road work, site preparation, and installation of foundations for buildings and crushers. Crushers are expected to be delivered in the fourth quarter of 1997 and fully installed and operable by the first quarter 1998. Leach pads and ponds will be installed simultaneously with the crushers. Mining is scheduled to begin early in 1998. Process facilities will follow and are expected to be complete in the second quarter 1998.

          Mining is projected to deliver 4.7 million tons of ore annually to the primary crusher. Acid leaching of crushed ore on the double-lined pad is projected to return sufficient copper in solution for production of 40 million pounds of cathode copper annually at a cash cost of $0.47/lb. The current reserves will provide a minimum mine life of 7-10 years at these production levels, depending upon copper prices.

          Other Projects: The Company did exploration drilling at the Champion Project and continued column leach tests on Cashin.
The Company also picked up the Copper Spur Project and in January
1997 took an option on the Cactus Gold Mines Property.

                       Results of Operations

The Company reported a net loss of $0.86 million in 1996 as compared to a net loss of $0.50 million in 1995 and $0.17 in 1994. The change is due primarily to increasing general and administrative costs. Lisbon Valley and Cashin were acquired by the Company in late 1993 as part of its reorganization. During 1994, the Company focused mainly on the exploration of these two properties. During 1995, the Company began developing its general and administrative support staff, increasing salary cost. This included developing its 1994 listing on the Vancouver Stock Exchange and obtaining a listing on the Toronto Stock Exchange by January 1996. The Company also completed a Form 10-SB filing for registration with the US Securities & Exchange Commission in January, 1996. Compliance with the reporting requirements for US registered companies also caused consulting and management fees to increase in 1996. Also in 1996, the Company started to staff up for construction of Lisbon Valley by hiring a Chief Financial Officer, an Assistant Vice-President of Land & Government Affairs and a Controller.



                  Capital Resources and Liquidity

At December 31, 1996 the Company held cash and cash equivalents of $0.85 million compared to $3.0 million at December 31, 1995. This decrease is due primarily to the investing activities at Lisbon Valley of $2.25 million. The balance as of December 31, 1994 was $0.18 million. The increase to $3.0 million at December 31, 1995 was due primarily to the private placement of stock which occurred in November 1995.

The Company invested a total of $2.65 million in 1996 as compared to $2.34 million (including $0.28 million by issuance of shares in exchange for property) in 1995 and $1.24 million ($0.21 million) in 1994 respectively, in the acquisition, exploration and development of its mineral property interests. Of these amounts, $2.25 million , $1.9 million ($0.22 million) and $1.0 million ($0.21 million) were invested in the Lisbon Valley property for the years 1996, 1995 and 1994, respectively. The Company has invested $0.17 million , $0.25 million and $0.23 million on the Cashin property and $0.21 million , $0.16 million, and -0- on the Champion property for these same years.

Cash provided by financing activities of $1.32 million in 1996 as compared to $5.56 million in 1995 and as compared to $0.84 million in 1994 is due to private placement shares issued for all three years and a public offering in 1994.

Pending availability of financing, the Company plans to start the construction of the Lisbon Valley mine in 1997. The Company will seek financing of approximately $45 million through a senior debt facility conditional on a new equity issue of stock in the Company for approximately $18 million. Management believes the Company has sufficient cash on hand until that point. If this capital raising is not completed, the Company may have to sell additional shares for working capital, however no assurance can be given that this capital can be raised in the existing equity market.


         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

Reports of Independent Accountants
Consolidated Balance Sheet
Consolidated Statement of Income (Loss) and Deficit
Consolidated Statement of Shareholders  Equity
Consolidated Statement of Mineral Property Costs
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of Summo Minerals Corporation:

We have audited the consolidated balance sheet of Summo Minerals Corporation as at December 31, 1996 and 1995 and the consolidated statements of income (loss) and deficit, shareholders equity, mineral property costs and cash flows for the two years then ended and cumulative from July 23, 1987 (inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the period from July 23, 1987 (inception) through December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us and expressed an opinion without reservation, and our opinion, insofar as it relates to the amounts included for Summo Minerals Corporation for the period from July 23, 1987 (inception) through December 31, 1994, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform the audit to obtain a reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Summo Minerals Corporation as at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for the two years then ended and its cumulative results of operations and changes in cash flows for the period from July 23, 1987 (inception) to December 31, 1996, in conformity with generally accepted accounting principles in Canada. As required by the Company Act of British Columbia, we report that, in our opinion, these principles have been applied on a basis consistent with that of the preceding period.

The consolidated financial statements for the year ended December 31, 1994, were audited by other auditors who expressed an opinion without reservation on those statements in their report dated February 7, 1995, except as to note 3b which is as of August 15, 1995.

                                        COOPERS & LYBRAND

                                        Chartered Accountants


Vancouver B.C., Canada
March 6, 1997

COMMENTS BY THE AUDITORS FOR U.S. READERS ON CANADA-U.S.
REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by a significant uncertainty such as that referred to in the attached consolidated balance sheet as at December 31, 1996 and as described in paragraph 3 of note 1 of the consolidated financial statements. Our report to the directors and shareholders dated March 6, 1997, is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors report when the uncertainty is adequately disclosed in the financial statements.





                                        COOPERS & LYBRAND
                                        Chartered Accountants


Vancouver B.C., Canada
March 6, 1997


AUDITORS' REPORT




To the Directors of Summo Minerals Corporation:

We have audited the consolidated statements of shareholders' equity, income (loss) and deficit, mineral property costs and cash flow of Summo Minerals Corporation for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.


    In our opinion, these consolidated financial statements present fairly,in all material respects, the results of its operations and the changes in its cash flow for the year ended December 31, 1994, in accordance with generally accepted accounting principles in Canada. As required by the Company Act of British Columbia, we report that, in our opinion, these principles have been applied on a basis consistent with that of the preceding period.



    Langley, B.C.               STALEY, OKADA, CHANDLER & SCOTT
    7 February 1995             CHARTERED ACCOUNTANTS
    (except as to Note 3b -
     Utah State Lease 17661
     which is as of 15 August 1995)

CONSOLIDATED BALANCE SHEET
Summo Minerals Corporation
(A Development Stage Company)
US Dollars

                                        As of December 31,
     ASSETS                             1996                1995

Current Assets
 Cash and cash equivalents        $  850,823          $ 2,982,676
 Accounts receivable                     813                6,115
 Prepaid expenses                      5,600                2,492

Total current assets                  857,236           2,991,283

Mineral properties at cost          5,878,099           4,012,012

Plants, buildings and equipment
 at cost, net of accumulated
 depreciation of $19,709 and
 $1,618, respectively                  784,176             16,424

Total Assets                       $ 7,519,511        $ 7,019,719



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued
    liabilities                    $   130,309         $   87,123
  Due to related party                   3,619            130,261

Total current liabilities              133,928            217,384

Commitments and Contingencies (Notes 1,3,5 and 7)

Shareholders' equity
  Preferred shares, no par value,
     100,000,000 authorized and none
     issued
  Common shares, no par value,
     500,000,000 authorized,
     19,623,160 and 17,575,980
     issued at December 31, 1996
     and 1995, respectively           9,011,388         7,565,416
  Deficit-accumulated during
    development stage               (1,625,805)         (763,081)

Total shareholders' equity            7,385,583         6,802,335

Total liabilities and
     shareholders' equity          $  7,519,511       $ 7,019,719


ON BEHALF OF THE BOARD        /s/ Gregory A. Hahn, Director
                              /s/ Mark A. Hellerstein, Director

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME (LOSS) AND DEFICIT
Summo Minerals Corporation
(A Development Stage Company)
US Dollars


               Cumulative   Year Ended    Year Ended   Year Ended
               from         December      December     December
               Inception    31, 1996      31, 1995     31, 1994
               to December
               31, 1996

Expenses

Legal,
 accounting
 and audit     $  310,327   $  173,980    $   68,647    $
60,587
Travel and
 promotion        273,591      116,808      119,274        34,446
Salaries          342,956      188,736      132,707        19,711
Foreign
 exchange loss      6,840          365        1,918        10,519
Listing and
 filing fees       80,534       47,155       25,385         7,777
Office and
 miscellaneous    257,469      210,594       38,597         7,323
Shareholders
 information       55,899       39,854        9,203         6,842
Consulting        202,679      126,960       71,085         4,634
Transfer agent      6,705            -        2,799         3,906
Management fees    73,339            -       57,200        12,831
Depreciation and
 Amortization      25,323       18,091        7,232             -
Exploration
 expense           66,849       21,216       45,633             -
Interest and
 bank charges,
 net             (163,602)     (81,035)     (78,773)      (2,792)

Loss before
 the following  (1,538,909)   (862,724)    (500,907)    (165,784)

Impairment of
 mineral
 property cost     (91,466)          -            -            -
Gain on sale
 of mineral
 property            4,550           -            -            -

Net loss
 for the
 period        (1,625,805)    (862,724)    (500,907)   (165,784)

Deficit-
 beginning
 of period               -    (763,081)    (262,174)    (96,390)

Deficit -
 end of
 period       $(1,625,805) $(1,625,805)   $(763,081)  $(262,174)


Net loss
 per share                       $(0.05)      $(0.04)    $(0.02)


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF MINERAL PROPERTY COSTS
Summo Minerals Corporation
(A Development Stage Company)
US Dollars




            Cumulative from   Year      Year      Year
               Inception to   Ended     Ended     Ended
               December 31,   December  December  December
                 1996         31, 1996  31, 1995  31, 1994

DIRECT
Lisbon Valley,
 Utah, USA
  Land costs   1,299,779             -   906,794   341,905
  Geophysical,
   geological
   and engi-
   neering       219,815             -    92,884    76,885
  Drilling       483,671        35,066   126,602   186,516
  Metallurgy     334,511        42,540   154,797   108,001
  Feasibility    488,612       303,030   185,582         -
  Legal           68,048             -    24,751    17,740
  Taxes,
   licenses
   and insu-
   rance          14,072             -         -       211
  Assaying        13,064             -         -         -
  Permitting   1,274,083       921,916   206,109   146,058
  Support,
   accommo-
   dation
   and gene-
   ral costs     580,917       167,658   203,559   130,224

               4,776,572     1,470,210  1,901,078  1,007,540
Cashin,
 CO, USA
 Land costs      410,722       118,749   129,701   123,764
 Geophysical,
  geological
  and engi-
  neering         50,247             -    18,344    26,409
 Drilling        146,805        22,447    84,909    39,449
 Metallurgy       24,370        18,862     5,508         -
 Legal            15,574             -       757     6,241
 Taxes,
  licenses
  and insu-
  rance              609             -         -       161
 Permitting       20,438         6,696     5,633     8,109
 Support,
  accommo-
  dation
  and gene-
  ral costs       38,731             -     5,303    23,578

                 707,496       166,754   250,155   227,711
Champion,
 NM, USA
 Land costs      183,326       104,196    79,130         -
 Geophysical,
  geological
  and engi-
  neering         22,342         3,821    18,521         -
 Drilling        166,657       101,548    65,109         -
 Metallurgy        5,344         5,344         -         -
 Permitting           69            69         -         -
 Support,
  accommo-
  dation
  and gene-
  ral costs        2,148             -     2,148         -

                 379,886       214,978    164,908        -

Copper Spur,
 CO, USA
 Land costs        8,436         8,436          -        -
 Geophysical,
  geological
  and engi-
  neering          5,155         5,155          -        -
 Support,
  accommo-
  dation
  and gene-
  ral costs          554           554          -        -

                  14,145        14,145          -        -

Jonathan's
 Pond property
 (Newfoundland)   91,446             -          -        -

Costs for the
 period        5,969,545     1,866,087  2,316,141  1,235,251
Balance
 beginning
 of period             -     4,012,012  1,695,871    460,620
Less: write-off
 of mineral
 property        (91,446)            -          -          -

Balance -
 end of
 period        5,878,099     5,878,099  4,012,012  1,695,871

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Summo Minerals Corporation
(A Development Stage Company)
US Dollars

                                        Shares
                              Common    Fully
                             Issued &   Paid
                             Issued     Amount    Deficit   Total

Balance July 23, 1987           0         0          0          0
Issuance of shares(1)
 at $.18/share             481,996      85,900             85,900
Issuance of shares(1)
 at nominal/share          749,995       5,346              5,346
Net income for the year                             824       824

Balance September 30,
 1988                    1,231,991      91,246      824    92,070
Issuance of shares(1)
 at $.18/share              23,989       4,275              4,275
Net loss for the year                             (3,913)
(3,913)

Balance September 30,
 1989                    1,255,980      95,521    (3,089)  92,432
Net loss for the year                            (93,150)
(93,150)

Balance September 30,
 1990                    1,255,980      95,521  (96,239)
(718)
Net loss for the year                            (1,203)  (1,203)

Balance September 30,
 1991                    1,255,980      95,521  (97,442)
(1,921)
Net loss for the year                               (61)     (61)

Balance September 30,
 1992                    1,255,980      95,521  (97,503)
(1,982)
Issuance of shares(1)
 at $.18/share             225,000      40,098            40,098
Net loss for the year                              (521)    (521)

Balance September 30,
 1993                    1,480,980     135,619  (98,024)  37,595
Issuance of shares(1)
 at $.18/share           2,725,000     485,636       0   485,636
Contributed surplus                      9,859             9,859
Net income for the period                         1,634    1,634

Balance December 31,
 1993                    4,205,980     631,114  (96,390) 534,724
Issuance of shares(1)
 at $.18/share           2,400,000     427,716           427,716
Issuance of shares(2)
 at $.39/share           1,500,000     588,110           588,110
Issuance of shares(3)
 at $.39/share             225,000      88,216            88,216
Issuance of shares(4)
 at $.18/share to acquire
 Lisbon Valley           1,200,000     213,858           213,858
Net loss for the year                          (165,784)(165,784)

Balance December 31,
 1994                    9,530,980   1,949,014 (262,174)
1,686,840
Issuance of shares(1)
 at $.86/share, net
 of share issue costs    2,670,000   2,309,280          2,309,280
Issuance of shares(4)
 at $.73/share to
 acquire Champion           80,000      58,369             58,369
Issuance of shares(3)
 at $.44/share             165,000      72,623             72,623
Issuance of shares(3)
 at $.45/share             250,000     111,599            111,599
Issuance of shares(4)
 at $.19/share to
 acquire Lisbon Valley   1,200,000     223,564            223,564
Issuance of shares(1)
 at $.77/share           3,680,000   2,840,967          2,840,967
Net loss for the year                         (500,907) (500,907)

Balance December 31,
 1995                   17,575,980   7,565,416 (763,081)
6,802,335
Issuance of shares(3)
 at $.44/share             665,000    293,411             293,411
Issuance of shares(3)
 at $.89/share             150,000    132,775             132,775
Issuance of shares(1)
 at $.81/share           1,232,180  1,000,000           1,000,000
Contributed surplus                    19,786              19,786
Net loss for the year                         (862,724) (862,724)

Balance December 31,
 1996                   19,623,160  9,011,388
(1,625,805)7,385,583

NOTES:

(1)  For Cash Private Placement
(2)  For Cash Public Offering
(3)  For Cash Warrants or Share Options
(4) For Mineral Property - determined in arm's length negotiation with vendor

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Summo Minerals Corporation
(A Development Stage Company)
US Dollars



            Cumulative from   Year      Year      Year
               Inception to   Ended     Ended     Ended
               December 31,   December  December  December
                 1996         31, 1996  31, 1995  31, 1994

Operating
Activities
 Net Loss    (1,625,805)   (862,724)   (500,907)  (165,784)
Items Not
Affecting
Cash:
 Depre-
  ciation
  and amor-
  tization       19,709      18,091       1,618          -
 Impair-
  ment of
  mineral
  properties
  at cost        91,446           -           -          -

             (1,514,650)   (844,633)   (499,289)  (165,784)

Change in
Current
Assets and
Liabilities
 Accounts
  receivable       (813)      5,302      (2,164)    (2,900)
 Prepaid
  expenses       (5,600)     (3,108)     (2,267)      (225)
 Accounts
  payable
  and
  accrued
  liabi-
  lities         76,036      43,186      24,911     (6,608)
Net Cash Used
in Operating
Activities   (1,445,027)   (799,253)   (478,809)  (175,517)

Investing
Activities
 Mineral
  property
  costs      (5,969,545) (1,866,087) (2,316,141)(1,235,251)
 Increase
  in accounts
  payable        54,273           -      54,273          -
 Plant,
  buildings
  and equip-
  ment         (803,885)   (785,843)    (18,042)         -
Net Cash
Used In
Investing
Activities   (6,719,157) (2,651,930) (2,279,910)(1,235,251)

Financing
Activities
 Issuance of
  share capi-
  tal (net
  of issue
  costs)      9,011,388   1,445,972   5,616,402  1,317,900
 Proceeds of
  loan from
  related
  party         285,144           -           -    285,144
 Payments on
  loan from
  related
  party        (285,144)          -           -   (285,144)
 Due to related
  party - net     3,619    (126,642)   (51,968)   (266,766)
Net Cash
Provided by
Financing
Activities    9,015,007   1,319,330  5,564,434    1,051,134

Net Increase
(decrease)
in Cash and
Cash Equi-
valents         850,823  (2,131,853) 2,805,715    (359,634)

Cash and
cash equiva-
lents -
beginning of
period               -    2,982,676    176,961     536,595

Cash and
cash equiva-
lents -
end of
period          850,823     850,823  2,982,676     176,961

The accompanying notes are an integral part of the consolidated financial statements.

1.  INCORPORATION AND NATURE OF OPERATIONS

The Company was incorporated in British Columbia as No. 96 Sail View Ventures Ltd. on July 23, 1987 and subsequently changed its name to East Coast Explorations Ltd. on September 11, 1987 and then to Summo Minerals Corporation on October 15, 1993. As discussed in Notes 3 and 5, the Company has entered into numerous transactions and agreements with its majority shareholder, St. Mary Land & Exploration Company ( St. Mary ), an approximate 49% and 51% shareholder at December 31, 1996 and 1995.

The Company is in the process of exploring its mineral properties and, with the exception of Lisbon Valley, has not yet determined whether the remaining properties contain reserves that are economically recoverable. The recoverability of the amounts shown for those remaining mineral properties and related deferred costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development, and upon future profitable production.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. The Company requires additional funds to continue operations and complete the exploration and development of its mineral properties and to meet its obligations. The Company is in the process of raising the necessary funds to develop and put into production its Lisbon Valley project.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See note 9b.

2.  SIGNIFICANT ACCOUNTING POLICIES

a)  General.   The consolidated financial statements are prepared
in accordance with accounting principles generally accepted in Canada. In all material respects, they conform with accounting principles generally accepted in the United States, except as described in Note 8. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In 1995, the Company changed its functional currency from Canadian dollars to US dollars to reflect the changes in status of its US mineral property base. All prior year amounts have been restated in US dollars using the translation of convenience. Canadian currency is reflected in these financial statements as Cdn.

b) Basis of Consolidation. These financial statements include the accounts of the Company and its wholly owned subsidiary, Summo USA Corporation, which was incorporated by the Company in the state of Colorado, USA on October 14, 1993. These financial statements include operations of the subsidiary from its date of incorporation.

c) Cash and Cash Equivalents. Cash equivalents include highly liquid instruments which, on acquisition, have a term to maturity of three months or less, and are not subject to significant risk from changes in interest rates. Cash and cash equivalents of the Company consist primarily of United States and Canadian variable income commercial paper, which are capable of reasonably prompt liquidation, and are stated at amortized cost, which approximates market value. The Company restricts investment of temporary cash balances to financial institutions with high credit standing. The Company strives to minimize its credit risk through diversification of investment and financial institutions. To date, these concentrations of credit risk have not had a significant effect on the Company's financial position or results of operations.

d)  Mineral Properties

    i) Capitalization:   The Company capitalizes costs for its
mineral properties. Mineral exploration and development costs are capitalized on an individual prospect basis until such time as the economics of an ore body are defined. If production commences, these costs are amortized on the units-of-production method based on the estimated life of the ore reserves.

     Unrecoverable costs for prospects determined to be commercially not feasible are expensed in the year in which the determination is made. The costs of exploration programs not anticipated to result in additions to the Company's reserves are expensed as incurred.

    ii) Carrying Values: The recoverability of amounts capitalized for undeveloped mineral properties is subject to review by Company geologists and/or engineers and is dependent upon the determination of economically recoverable ore reserves, confirmation of the Company's interest in the underlying mineral claims, the ability to obtain the necessary financing to complete their development, and future profitable production or proceeds from the disposition thereof. The carried amounts represent costs to be charged to operations in the future and do not necessarily reflect the present or future values of the mineral properties. A Feasibility Study was completed in August 1995 for the Lisbon Valley property which confirmed the existence of economically recoverable ore reserves. A determination of economically recoverable ore reserves has not yet been completed for the Champion, Cashin or Copper Spur properties.



e)  Foreign Currency Translation.   The integrated Canadian
operations of the Company are translated into US dollars using the temporal method, which translates monetary assets and liabilities at the year-end exchange rate and translates revenue and expenses at average exchange rates. Nonmonetary assets and liabilities are translated at the rates of exchange prevailing when the assets were acquired or the liabilities were assumed. Translation gains or losses are included in the determination of net income for the period

f)  Net Loss Per Share.   Net loss per share is computed by
dividing net loss by the weighted average number of common shares outstanding during the year. Common share equivalents are not included as the effect would be non-dilutive.

g)  Presentation.   Certain prior year account balances have been
reclassified to conform to the 1996 presentation. This reclassification had no effect on total assets, liabilities or net loss.

3.  MINERAL PROPERTY COSTS

a) Capitalized costs of the properties, all of which are in the United States, are as follows:

                         December 31, 1996   December 31, 1995

Lisbon Valley, Utah      $4,776,572          $3,306,362
Cashin, Colorado            707,496             540,742
Champion, New Mexico        379,886             164,908
Copper Spur, Colorado        14,145                  --


                         $5,878,099          $4,012,012



b)  Lisbon Valley, Utah.    The Lisbon Valley Property consists
of land and federal leases comprising 5,940 acres. The Property comprises 256 unpatented lode mining claims and fractions, three State of Utah leases covering approximately 960 acres, a lease of approximately 160 acres of private land and fee ownership of approximately 400 acres of private land. Summarized details of the underlying subleases, leases and agreements which have minable reserves are as follows:


Property:           Lisbon Copper Ltd.

Date:               April 20, 1988

Purchase Price:     $500,000 if option is exercised within
                    one year from first sale of commercial
                    production.  The option increases by
                    $50,000/year thereafter.

Expiry: April 20, 1988 unless commercial production commences.

Royalties &         Between 5% anf 6% with minimum payments of
Rental              between $1500 and $3000/month. (2) $0.15 /wet
Payments(1):        ton royalty on the Sentinel deposit (3).





Property:           Utah State Lease #ML20569

Date:               May 28, 1963, amended August 15, 1995

Purchase Price:     N/A

Expiry: Dec. 31, 2004 unless minerals are then being produced in commercial quantities

Royalties &         4% of gross proceeds with a minimum annual
Rental              payment of $7,875 to be credited against
Payments(1):        royalties




Property:           TINTIC

Date:               Oct. 15, 1973,amended January 5, 1993

Purchase Price:     N/A

Expiry: Oct. 15, 2003 with unlmited additional ten year terms subject to minimum work requirements

Royalties &
Rental              3% net smelter returns with a minimum
Payments (1):       payments of $1,000/per year




Property:           Utah State Lease #ML17661

Date:               Feb. 20, 1959, amended August 15, 1995

Purchase Price:     N/A

Expiry: Dec. 31, 2004 unless minerals are then being produced in commercial quantities

Royalties &         4% of gross proceeds with a minimum annual
Rental              payment of $2,625 to be credited against
Payments(1):        royalties



Table Notes:
(1) All minimum royalties have been paid to date. Each agreement covers a distinct parcel of land and the royalties are not cumulative except where noted.

(2) Should the Company exercise the purchase price above, all royalties from Lisbon Copper Ltd, except the wet ton royalty at Sentinel due to Brinton and Knowles, are eliminated.

(3) $0.15/wet ton royalty is due the Brinton and Knowles estate in addition to obligations to Lisbon Copper Ltd.

The Company has five additional underlying subleases, leases and agreements which do not currently have minable reserves. Pending availability of financing, the Company plans to start the final engineering and construction of the Lisbon Valley mine in early 1997. The Company intends to seek financing of approximately $63 million through a combination of a senior debt facility and a new equity issue of stock in the Company, or a sale of equity in the project. See note 9b.

The Company has entered into a number of agreements necessary to commence production subject to successful financing of the Lisbon
Valley mine.  These agreements are summarized as follows:

    i) Engineering, Procurement and Construction Contract - The Company has signed a letter of intent with The Industrial Company ( TIC ) to design, engineer and construct the facilities on the Lisbon Valley Property on a fixed lump-sum basis. The full contract price is approximately $34 million with approximately $500,000 paid through December 31, 1996.

    ii) Contract Mining Agreement - The Company is in final negotiations with Brown & Root, a contract mining firm (the Contractor) to provide services including excavation, removal and hauling services throughout the expected mine life. The Contractor will provide all necessary personnel, equipment, facilities and skills. Compensation to the Contractor will be determined on a monthly progress-to-date basis.

    iii) Master Electrical Service Agreement - The Company has entered into a Master Electrical Service Agreement with PacifiCorp, a provider of retail energy and power. Under the terms of the Agreement, the Company has no financial obligation to PacifiCorp until the Company gives PacifiCorp notice of completion of permitting and financing of the Lisbon Valley Project. The Company paid PacifiCorp $35,000 upon execution of this Agreement.

    iv) Byproduct Purchase Contract - The Company has entered into a contract with Kennecott Utah Copper Corporation to purchase the sulfuric acid necessary for heap leach operations. Under the terms of the Contract, the Company has no financial obligation to Kennecott Utah Copper Corporation until delivery commences.

     If the Company is unable to complete the financing within a reasonable period of time, some of these contracts could require renegotiation resulting in possible increased costs over the life of the project.

c)  Champion Property.    The Champion Property consists of five
patented lode mining claims (approximately 100 acres), four patented millsite claims (approximately 20 acres) and 223 unpatented lode mining claims (approximately 4,200 acres). The Company holds options to acquire a 100% ownership interest in the patented claims and seven unpatented claims, and acquired a 100% ownership interest in another 216 unpatented claims (approximately 4,060 acres) by staking in September 1994 and February 1996. The Company is in the exploration stage with respect to the Champion Property and the property is without a known body of reserves.

The Company entered into an agreement dated November 15, 1994 with St. Mary to acquire St. Mary's interest in this property for 80,000 shares of common stock at $0.73 per share which represents market value at date of issuance, a 1.5% net smelter return and future payments totalling $960,000 to be made as follows:

                                   Annual
                                   Amount

     August 1, 1997-1999         $20,000/yr.
     August 1, 2000-2004         $30,000/yr.
     August 1, 2005-2014         $40,000/yr.
     August 1, 2015             $350,000/yr.

                                $960,000


Summo may drop the property and thereby discontinue payments at any time.

The Company must also pay a finder's fee of $100,000 to a non-related Company, payable as follows:

 i)  $5,000 at the time of land acquisition.
ii) 5% of total direct exploration expenditures annually on the prospect up to a maximum of $95,000, of which $4,085 has been paid through December 31, 1996.

     Pursuant to a surface agreement dated June 10, 1996, Summo has the right to utilize 520 acres of private surface for mining facilities which overlies approximately 27 of its unpatented mining claims in exchange for future payments as follows:

                                   Annual
                                   Amount

     30 December 1997            $   5,600
     December 30, 1998-1999          7,200/yr.
     30 December 2000                8,400
     30 December 2001              337,000
     December 30, 2002-2003         12,000/yr.
     December 30, 2004-2005         13,600/yr.
     30 December 2006               22,000
     December 30, 2007-2011         26,800/yr.
     December 30, 2012-2016         32,000/yr.
     Thereafter                     44,445/yr.

                                  $777,045


d)  Cashin Property, Colorado.   The Cashin Property consists of
14 patented and 122 unpatented mining claims and three millsites (approximately 2,542 acres). Assessment rental fees of $100 per unpatented claim are required to be paid annually on or before August 31 of each year. The Company is in the exploration stage with respect to the Cashin Property and the property is without a known body of reserves.

       By agreements with St. Mary on November 2, 1993, the Company was granted the option to acquire a 100% interest in certain patented and unpatented mineral claims. In order to earn the interest, the Company will complete the terms of two prior acquisition agreements whereby St. Mary acquired the right to earn a 100% interest in the properties. These acquisition agreements call for future payments to be made as follows:

                                   Annual
                                   Amount


     1 September 1997              $100,000
     1 September 1998              $100,000
     1 September 1999              $100,000
     1 September 2000              $120,000
     1 September 2001              $200,000

                                   $620,000



      e)  Copper Spur Property, Colorado.   The Copper Spur
Property consists of 30 unpatented lode mining claims (approximately 600 acres). Assessment rental fees of $100 per unpatented claim are required to be paid annually on or before August 31 of each year. The Company is in the exploration stage with respect to the Cashin Property and the property is without a known body of reserves.



4. SHARE CAPITAL


      a)  Escrow.   At December 31, 1996 the Toronto Stock
Exchange (TSE) held in escrow 8,519,987 shares. One-third of these shares are to be released at the end of each anniversary date after January 18, 1996. These escrow agreements were part of the listing requirements for the exchange.


      b)  Issued Shares.   A total of 954,000 shares of the
8,045,000 shares issued during 1995 were to three companies of which two directors and one director's relative have controlling
interests and 5,725,000 were to St. Mary.   In 1996, the Company
issued 616,090 shares to St. Mary.


      c)  Stock Option Plan.    The Company maintains an
Incentive Stock Option Plan (the "Plan") which was approved by the shareholders on May 26, 1996. The Plan is a successor plan to the Incentive Stock Option Plan authorized under the laws of British Columbia and is administered in accordance with the policies of the TSE. Under the terms of the Plan, the maximum aggregate number of shares of common stock of the Company under option at any specific time to any one optionee will not exceed five percent of the issued and outstanding common stock of the Company. Options may be exercised no later than 10 years after the date on which the option was granted. A total of 2,000,000 shares of the Company's common stock were reserved for issuance under the Plan and the Predecessor Plan at December 31, 1996. The Plan requires the use of fair market value at the date of grant as the basis for determining the exercise price for all options issued to date.

       Data for outstanding options under the Plan is summarized as follows:

                         Avg. Option
                         Number of Shares     Price $Cdn


Outstanding
January 1, 1994*                      0           $0.00
    Granted                     830,000             .60


Outstanding
December 31, 1994               830,000
    Granted                     390,000            1.20
    Exercised                  (165,000)            .60

Outstanding
December 31, 1995             1,055,000
   Granted                      510,000            1.20
                                360,000            1.10
                                  7,500            1.75
                                150,000            1.51
                                150,000            1.40
                                 50,000            2.10
                                 20,000            1.90
                                 20,000            1.50
                                  5,000            1.40
    Exercised                  (665,000)            .60
                               (150,000)           1.20

Outstanding
December 31, 1996             1,512,500


  *   None issued prior to 1994

d)  Warrants.   In conjunction with the 1994 initial public
offering of the Company's common stock, the Company issued warrants to purchase 250,000 shares of the Company's common stock at $0.60 Cdn per share to the underwriter of the offering. The warrants were exercised in 1995.

As a result of a private placement during February 1995, warrants to purchase 2,670,000 shares of common stock were issued. For each share of the Company's common stock purchased in the private placement, the purchaser received one warrant to purchase one share of the Company's common stock, at an exercise price of $1.38 Cdn, exercisable until January 31, 1997. No warrants had been exercised through December 31,1996. Subsequent to December 31,1996, 100,000 warrants were exercised at $1.38 Cdn and the remaining warrants expired on January 31, 1997.

As a result of a private placement during November 1995, warrants to purchase 3,680,000 shares of common stock were issued. For each share of the Company's common stock purchased in the private placement, the purchaser received one warrant to purchase one share of the Company's common stock, at an exercise price of $1.21 Cdn, exercisable until October 17, 1997. No warrants had been exercised through December 31, 1996. Subsequent to December 31, 1996, 280,000 warrants were exercised at $1.21 Cdn.

As a result of a private placement during October 1996, warrants to purchase 1,232,180 shares of common stock were issued. For each share of the Company's common stock purchased in the private placement, the purchaser received one warrant to purchase one share of the Company's common stock, at an exercise price of $1.10 Cdn per share. No warrants have been exercised through
December 31, 1996.   The Company used market value at the date of
issuance as the basis for determining the exercise price for all warrants issued during 1996.


5.  RELATED PARTY TRANSACTIONS

By agreement dated April 1, 1994, effective July 29, 1993 and terminated June 30, 1995, St. Mary was engaged to provide all management and staff services required for the property management activities of Summo USA Corporation. For providing such management and services, St. Mary received reimbursement of all out-of-pocket costs, a 5% fee on all charges by other contractors on contracts in excess of $20,000 and a 7.5% fee on such charges less than or equal to $20,000. By verbal agreement effective for the period from July 1, 1995 to December 31, 1995, the Company agreed to pay St. Mary a fee equal to 35% of the base salary of the Denver, Colorado employees of the Company.

Effective January 1, 1996, the Company and St. Mary mutually agreed to replace this management agreement with a verbal arrangement wherein St. Mary provides the services outlined in the previous St. Mary Agreement on an as needed basis and is reimburse by the Company for out-of-pocket costs and a pro rata allocation of the salaries and benefits paid to St. Mary employees who perform services on behalf of the Company.

The Company incurred management fee expenses relating to these agreements of $87,636 in 1995, and $63,886 in 1994. The corporate office was moved to Denver in July 1995. As part of this move, the management agreement was modified (see discussion above) to cover only corporate overhead support.

At the end of 1995, the Company was indebted to St. Mary Land for Company compensation expenses and management fees incurred relating to the agreement which terminated on December 31, 1995 in the amount of $130,261 which was paid in 1996.

6.  INCOME TAXES

The Company has certain income tax losses available for deduction against future income:

      Year NOL Expires       Amount
         1997                 1,000
         1998                   --
         1999                 1,000
         2000                   --
    2001 and later       $2,271,000

    Total                $2,273,000


The Company has incurred certain resource related expenditures of approximately $4,000,000 which may be carried forward and used to reduce prescribed taxable income in future years. The potential future tax benefits of these expenditures and income tax losses have not been recognized in the accounts of the Company.


7.  COMMITMENTS

The Company has entered into executive employment agreements with three of its officers, which allow for the named employee to receive an amount equal to one year's annual compensation or salary if the officer is terminated without cause. The Company has also entered into similar agreements with two of its employees which allow for the named employees to receive an amount equal to one-half year's annual compensation or salary if the employee is terminated without cause. The total potential commitment resulting from these agreements equals $470,000 in the aggregate at December 31, 1996.

8.  DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES

The financial statements have been prepared in accordance with accounting principles generally accepted in Canada which differ in certain respects from those principles that the Company would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in the United States. Differences which affect these financial statements are:

a)   Contingent Shares.   Under U.S. general accepted accounting
principles, the contingently cancellable escrow shares would not be reflected as issued and outstanding and would be excluded from loss per share calculations.

                         Financial Statement Presentation
                         December 31,        December 31,
                             1995                 1994
  Weighted average number
  of shares
  - Canadian basis      12,733,717          6,473,480
  - U.S. basis          12,358,719          5,723,485

  Income (loss)
  per share
  - U.S. basis          $   (0.04)         $    (0.02)


b)   Tax Disclosure.    Statement of Financial Accounting
Standards ( SFAS ) No. 109 requires deferred income taxes to be computed under the asset and liability method and to be adjusted to and maintained thereafter at statutory rates in effect when the taxes are expected to be paid. SFAS No. 109 has no effect on these US GAAP financial statements as the Company has concluded that a full valuation allowance must be applied to the deferred tax asset resulting primarily from the Company's net operating loss carryforwards. The net change in the valuation allowance for the year ended December 31, 1996 is $329,785. Significant components of the Company's deferred tax liabilities and assets for US GAAP under SFAS 109 compared to Canadian GAAP would have been:

                         December 31, 1996   31 December 1995
                              US$                 US$

Deferred Tax Liabilities:
Mineral property
deductions over
book depreciation and
depletion                  $  316,381           $ 490,172
Other deferred tax
liabilities                     7,191               7,191
Total deferred tax
liabilities                   323,572             497,363

Deferred Tax Assets:
Net operating loss
carryforwards                (939,294)           (783,300)
Less valuation allowance      615,722             285,937
Total deferred tax assets    (323,572)           (497,363)
Net Deferred Tax
Liabilities                $       --           $      --



 c) For Canadian GAAP financial statements the consolidated statement of cash flows presents non-cash items. US GAAP allows only supplemental disclosure of non-cash items. For US GAAP purposes, the investing and financing portion of the consolidated cash flow statement would present mineral property costs and the shares issued for property.

                    Cumu-
                    lative
                    From
                    Incep-    Year      Year       Year
                    tion to   Ended     Ended      Ended
                    Dec. 31   Dec. 31   Dec. 31    Dec. 31
                    1996       1996      1995       1994

Supplemental
Schedule
of Non-cash
Transactions
  Shares issued
  for property      $495,792       -    $281,934  $213,858

Supplemental
Schedule
of Cash
Paid For:
  Interest          $  4,095       -           -  $  4,027
  Income Taxes             -       -           -         -



d)  In October 1995, the FASB issued SFAS No. 123  Accounting for
Stock-Based Compensation.   This standard establishes a fair
value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company adopted this standard in 1996 through compliance with the disclosure requirements set forth in SFAS No. 123. The adoption of this standard did not have a material impact on the financial position or results of operations of the Company. However, the standard requires that the following disclosures be made to comply with US generally accepted accounting principles:

The Company has elected to account for grants of stock options under APB No. 25. No compensation cost has been recognized in the consolidated statements of income (loss) and deficit through December 31, 1996. If compensation expense for grants of stock options had been determined consistent with Statement on Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation , the Company's net loss and loss per share would have been increased to the following pro-forma amounts:
                                 1996          1995

Net Loss       As reported      862,724      500,907
               Pro forma      1,176,787      593,508

Loss per       As reported       ($.05)       ($.04)
share          Pro forma         ($.06)       ($.05)


Due to the requirements of Statement No. 123, the calculated compensation expense in 1996 and 1995 as adjusted in the pro forma statements above, may not be representative of compensation expense to be calculated in future years. The pro forma adjustment is calculated using an estimate of the fair value of each option and warrant on the date of grant. The Company used the following assumptions within the Black- Scholes pricing model to estimate the fair value of stock option grants in 1996 and 1995:


  Weighted average remaining life            4.08 years
  Risk-free interest rate                    5.94% to 6.08%
  Expected dividend yield                    0%
  Expected lives                             5 years
  Expected volatility                        21% to 54%


9.  SUBSEQUENT EVENTS

a.)       Option to Purchase Cactus Gold Mines Property - The
Company has acquired options to purchase the interests of two mining companies in the Cactus Gold Mines property located in the western Mojave Desert, about 60 miles north of Los Angeles and 9 miles west of the town of Mojave, in Kern County, California.
The Company has until July 1997 to review the property during the option period prior to making a decision whether or not to purchase the property rights. If the Company decides to exercise its purchase option, total costs are estimated at approximately $1 million. Through February 28, 1997, the Company has made payments of $41,667 to the two mining companies involved.

b.) Firm Commitment on Debt Facility - The Company has received a Firm Commitment by two financial institutions to provide financing of up to $45 million through a senior debt facility conditional on a new equity issue of stock in the Company for approximately $18 million. Under the terms of this facility, the underwriters will be compensated in part through a 13.5% cash flow participation after debt service on the first 382 million pounds of copper sold from the project. This cash flow participation is after operating cost, on-going capital, interest payments and debt service.


ITEM 9.   CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 25, 1996, the Company engaged Coopers & Lybrand, L.L.P. as the Company's new auditors for the period ending December 31, 1995 and on a going forward basis. At approximately the same time, the Company informed its previous auditors, Staley, Okada, Chandler & Scott, Chartered Accountants, that they would not be retained as the Company's auditors for fiscal 1995 and future periods. The change in auditors was not brought about as the result of any disagreement with the Company's former auditors, or as a result of any adverse opinion or disclaimer of opinion as there were none. There also has not been any disagreement with the former auditors relative to any uncertainty, audit scope or accounting principles. The sole reason for the change was the apparent preference of potential investors in the Company that the Company retain an auditing firm with a substantial United States and international reputation. The change was recommended and approved by the Board of Directors as a whole.


                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference from the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the Company's Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this Item is incorporated by reference from the Company's Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the Company's Proxy Statement.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)(1) and (a)(2)   Financial Statements and Financial Statement
                    Schedules

Pg. 35    Report of Independent Accountants of Coopers &
          Lybrand chartered accountants for the period ending December 31, 1996.

Pg. 36 Auditor's Report of Staley, Okada, Chandler & Scott concerning the period ending December 31, 1994.


Pg. 37 Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995.

Pg. 38 Consolidated Statement of Income (Loss) and Deficit for the periods ended December 31, 1996; December 31,
          1995; December 31, 1994; and cumulative from July 23,
          1987 to December 31, 1996.

Pg. 39 Consolidated Statement of Shareholder's Equity for the periods ended December 31, 1996;
          December 31, 1995; December 31, 1994; December 31, 1993; September 30, 1993; September 30, 1992; September 30, 1991; September 30, 1990; September 30, 1989; and
          September 30, 1988.

Pg. 40 Consolidated Statement of Mineral Property Costs for the periods ended December 31, 1996; December 31,
          1995; December 31, 1994; and cumulative from July 23,
          1987 to December 31, 1996.

Pg. 41 Consolidated Statement of Cash Flow for the periods ended December 31, 1996; December 31, 1995; December
          31, 1994; and cumulative from July 23, 1987 to December
          31, 1996.

Pgs. 42-52    Notes to Consolidated Financial Statements
         including Significant Accounting Policies.


All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) Reports on Form 8-K.

The Company filed a report on Form 8-K on November 22, 1996 reporting the completion of a private placement of 1,232,180 units consisting of one share of common stock and one common stock purchase warrant. The net proceeds to the Company were approximately $995,000.

(c) Exhibits

The following exhibits are to be filed with this Report by amendment:

Exhibit
Number

(3)      Charter and By-laws

3.1 Memorandum of No. 96 Sail View Ventures Ltd. dated July 20, 1987, filed July 23, 1987.
3.2 Certificate of Incorporation for No. 96 Sail View Ventures Ltd. dated July 23, 1987.
3.3       Articles of No. 96 Sail View Ventures Ltd. dated
          July 20, 1987.
3.4       Special Resolution dated September 9, 1987, filed
          September 11, 1987.
3.5       Certificate dated September 11, 1987.
3.6       Special Resolution dated September 29, 1993, filed
          October 15, 1993.
3.7       Certificate of Change of Name dated October 15, 1993.
3.8       Special Resolution dated April 24, 1995, filed
          May 26, 1995.

(10)     Material Contracts

10.1 Termination of Existing Minerals Lease, Bill of Sale, and New Minerals Lease dated April 20, 1988, among Lisbon Copper Ltd. ("Lisbon Copper"), Kelmine
          Corporation and MLP, as amended July 24, 1993.

10.2      Option Agreement dated April 20, 1988 between Lisbon
          Copper and MLP.

10.3 Utah State Lease for Metalliferous Minerals No. 20569 dated May 28, 1963, as assigned to Summo USA by assignment dated May 23, 1995, as amended by Amendment dated August 15, 1995.

10.4 Utah State Lease for Metalliferous Minerals No. 17661 dated February 20, 1959 ("ML17661"), as assigned to Summo USA by assignment dated June 7, 1995, as amended by Amendment dated August 15, 1995.

10.5      Mineral Lease dated October 26, 1992 between Steve and
          Mary Lou Kosanke and MLP.

10.6      Mineral Lease dated August 3, 1992 between J.F. and
          Joyce L. Costanza and MLP.

10.7      Special Use Lease Agreement No. 707 dated
          December 15, 1986.

10.8      Mining Lease dated October 15, 1973 between Tintic
          Uranium Company and Centennial Development Company, as ratified and amended by Ratification and Amendment dated January 5, 1993 between Tintic and MLP.

10.9 Utah State Lease for Metalliferous Minerals No. 46431 dated February 22, 1994.

10.10     Purchase Option Agreement dated May 1, 1995 between
          Lisbon Land & Livestock Co. and Summo USA and related
          Escrow Agreement of even date therewith.


10.11     Exploration and Purchase Option Agreement dated
          September 1, 1993 between Moretz, et al. and St.
          Mary, as amended April 18, 1996.

10.12     Option Agreement dated September 27, 1993 between Wanda
          H. Ahlstrom and Max J. Peacock as optionors and St.
          Mary as optionee, as amended April 17, 1996.

10.13     Exploration and Purchase Option Agreement dated August
          1, 1994 between Hill, et al. and St. Mary.

10.14     Exploration and Purchase Option Agreement dated August
          1, 1994 between Cook, et al. and St. Mary.

10.15     Acquisition Agreement dated November 16, 1994 among
          Summo, Summo USA and St. Mary and Assignment and
          Quitclaim Deed of even date therewith whereby St. Mary assigns its interest under the foregoing two agreements to Summo USA.

10.16     Letter Agreement dated May 20, 1994 between Applied
          Geologic Studies, Inc. and St. Mary setting forth the finder's fee agreement for the Champion Property.

10.17 Stock Option Agreement dated February 23, 1995 granting an option to John Ivany for 250,000 shares at an exercise price of $1.20 Cdn. per share.

10.18 Stock Option Agreements dated April 24, 1995 granting options to the following individuals at an exercise price of $1.20 Cdn. per share.

          a.   J. Douglas Little for 40,000 shares.
          b.   Robert A. Prescott for 100,000 shares.

10.19 Employment Letter Agreement dated April 5, 1995 from the Company to Robert Prescott.

10.20 Employment Agreement dated December 31, 1995 between the Company and Gregory A. Hahn.

10.21     Employee Incentive Stock Option Plan of the Company.

10.22 Escrow Agreement dated January 18, 1996 providing for the escrow and staged release of 8,519,987 shares of Common Stock.

10.23 Form of Stock Option Agreement dated February 1, 1996 granting options to the following individuals at an exercise price of $1.20 Cdn. per share.

          a.   Gregory A. Hahn for 100,000 shares
          b.   James D. Frank for 100,000 shares
          c.   Mark A. Hellerstein for 150,000 shares
          d.   J. Douglas Little for 110,000 shares
          e.   Frank E. Shanley for 50,000 shares

10.24 Employment Letter Agreement dated January 29, 1996 between the Company and James D. Frank.

10.25     Master Electric Service Agreement dated October 31,
          1996, between Pacificorp and Summo USA Corporation.

10.26 By-Product Sales Agreement dated December 31, 1996, between Kennecott Utah Copper Corporation and Summo USA
          Corporation.

10.27     Purchase Agreement dated February 29, 1996, between
          Michael L. Wilcox and Summo USA Corporation.

10.28     Surface Lease Agreement dated June 10, 1996 between
          Nelson Pacheco et al. and Summo USA Corporation.

10.29 Form of Stock Option Agreements dated March 26, 1996 granting options to the following individuals at an exercise price of $1.10 Cdn. per share.

          a.   Gregory A. Hahn for 120,000 shares
          b.   James D. Frank for 120,000 shares
          c.   Robert A. Precott for 120,000 shares

10.30     Stock Option Agreement dated April 30, 1996 granting
          67,500 options to Matthew J. Mason at an exercise price of $1.51 Cdn. per share.

10.31     Stock Option Agreement dated April 30, 1996 granting
          82,500 options to Matthew J. Mason at an exercise price of $1.51 Cdn. per share.

10.32     Stock Option Agreement dated April 30, 1996 granting
          50,000 options to Gregory A. Hahn at an exercise price of $2.10 Cdn. per share.

10.33 Stock Option Agreement dated December 24, 1996 granting 150,000 options to John Robins at an exercise price of $1.41 Cdn. per share.

10.34*    Loan Commitment Agreements between the Company and ING
          (U.S.) Capital Corporation and Heller Financial, Inc.
          dated March 4, 1997 and March 5, 1997, respectively.

21.1      Subsidiaries of the Registrant

* Confidential treatment requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, effective March 25, 1997.

SUMMO MINERALS CORPORATION


By: /s/ Gregory A. Hahn          By: /s/ James D. Frank
    Gregory A. Hahn              James D. Frank
    President and Chief          Vice President - Finance and CFO
     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons in counterpart which taken together shall constitute execution on behalf of the registrant on the dates indicated.



Date:     March 25, 1997           By:  /s/ Mark A. Hellerstein
                                        Mark A. Hellerstein,
                                        Chairman of the Board


Date:     March 25, 1997                By:  /s/ Gregory A. Hahn
                                        Gregory A. Hahn, Director


Date:     March 25, 1997                By:  /s/ John E. Robins
                                        John E. Robins, Director


Date:     March 25, 1997                By:  /s/ Robert Mason
                                        Robert Mason, Director


Date:     March 25, 1997               By:   /s/ John W. Ivany
                                        John W. Ivany, Director


Date:     March 25, 1997               By:  /s/ J. Douglas Little
                                        J. Douglas Little,
                                        Director


Date:     March 25, 1997               By:  /s/ Frank E. Shanley
                                        Frank E. Shanley,Director