Form 10-K/A
period 1996-12-31
SUMMO MINERALS CORP
filed 1997-04-22
CIK 941230

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-K/A


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

DOCUMENT INCORPORATED BY REFERENCE


     The information required by Parts I, II and III is incorporated by reference to Registrant's Form 10-K as filed with the Securities and Exchange Commission on March 31, 1997. The sole purpose of this Amendment is to file the Exhibits referenced therein.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, effective April 18, 1997.

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

Date:     April 18, 1997           By:  /s/ Mark A. Hellerstein
                                        Mark A. Hellerstein,
                                        Chairman of the Board


Date:     April 18, 1997           By:  /s/ Gregory A. Hahn
                                        Gregory A. Hahn, Director


Date:     April 18, 1997           By:  /s/ John E. Robins
                                        John E. Robins, Director


Date:     April 18, 1997           By:  /s/ Robert Mason
                                        Robert Mason, Director


Date:     April 18, 1997           By:   /s/ John W. Ivany
                                        John W. Ivany, Director


Date:     April 18, 1997           By:  /s/ J. Douglas Little
                                        J. Douglas Little,
                                        Director


Date:     April 18, 1997           By:  /s/ Frank E. Shanley
                                        Frank E. Shanley, Director

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

          a.   Gregory A. Hahn for 120,000 shares
          b.   James D. Frank for 120,000 shares
          c.   Robert A. Precott for 120,000 shares

10.30 Stock Option Agreement dated April 30, 1996 granting 67,500 options to Matthew J. Mason at an exercise price of $1.51 Cdn. per share.

10.31 Stock Option Agreement dated April 30, 1996 granting 82,500 options to Matthew J. Mason at an exercise price of $1.51 Cdn. per share.

10.32 Stock Option Agreement dated June 9, 1996 granting 50,000 options to Gregory A. Hahn at an exercise price of $2.10 Cdn. per share.

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