Form 10-Q
period 1997-03-31
SUMMO MINERALS CORP
filed 1997-05-15
CIK 941230

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


                   For the Quarter Ended March 31, 1997



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

Yes [X] No [ ]


Indicate the number of shares outstanding of each of the Registrant s classes of common stock, as of the latest practicable date.

As of May 2, 1997, the Registrant had 20,003,160 shares of Common
Stock outstanding.

                             TABLE OF CONTENTS

                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1 -  Financial Statements

          Consolidated Balance Sheet
               March 31, 1997 and December 31, 1996 . .. . . 1

          Consolidated Condensed Statement of Income
          (Loss) and Deficit
               Three Months Ended March 31, 1997
               and 1996 .. . .. . .. . .. . .. . .. . .. . . 2

          Consolidated Statement of Mineral Property Costs
               Three Months Ended March 31, 1997
               and 1996 .. . .. . .. . .. . .. . .. . .. . . 3

          Consolidated Statement of Cash Flow
               Three Months Ended March 31, 1997
               and 1996 .. . .. . .. . .. . .. . .. . .. . . 4


Item 2 -  Management s Discussion and Analysis of
          Financial Condition and Results of Operations. . . 7


PART II - OTHER INFORMATION


Item 6 -  Exhibits and Reports on Form 8-K . . . . . . . . . 8

CONSOLIDATED BALANCE SHEET
Summo Minerals Corporation
(A Development Stage Company)
US Dollars                                        (Unaudited)


                                   As of            As of
                                   March 31,      December 31,
                                   1997             1996

                                  ASSETS
Current Assets

  Cash                             $ 138,897      $  214,481
  Short term investments             360,537         636,342
  Accounts receivable                  2,145             813
  Prepaid expenses                     5,600           5,600

Total current assets                 507,179         857,236

Mineral property at cost           6,160,361       5,878,099

Plants, buildings and equipment
 at cost, net of accumulated
 depreciation of $21,330 and
 $19,709 respectively                956,799         784,176

Total assets                     $ 7,624,339     $ 7,519,511


                    LIABILITIES & SHAREHOLDERS  EQUITY

Current Liabilities

  Accounts payable and
   accrued liabilities           $   130,111     $  130,309

  Due to related party                   0            3,619

Total current liabilities        $   130,111     $  133,928


Shareholders equity

  Preferred shares, without
   par value 100,000,000
   authorized and none issued          --              --

  Common shares, without par
   value 500,000,000 authorized,
   20,003,160 and 19,623,160
   issued and net of share
   issuance costs of $12,519 and
   $0 at March 31, 1997 and
   December 31, 1996,
   respectively.                   9,352,581      9,011,388

  Deficit- accumulated during
   development stage              (1,858,353)    (1,625,805)

Total shareholder's equity         7,494,228      7,385,583

Total liabilities &
shareholder's equity            $  7,624,339  $   7,519,511


                          See Accompanying Notes

CONSOLIDATED CONDENSED STATEMENT OF INCOME (LOSS) AND DEFICIT
Summo Minerals Corporation
(A Development Stage Company)
US Dollars (Unaudited)


                              For the Three Months Ending

                              Cumulative    March      March
                              from           31,       31,
                              Inception      1997      1996

Expenses

  General and admini-
   stration                   $1,846,434 $ 236,095  $ 179,539
  Depreciation and
   amortization                   30,663     5,340      2,466
  Exploration expense             66,849         0      9,114
  Interest and bank
   charges, net                 (172,489)   (8,887)   (32,536)

Income (Loss) before the
following                     (1,771,457) (232,548)  (158,583)

 Impairment of mineral
  property cost                  (91,446)     --         --
 Gain on sale of mineral
  property                         4,550      --         --

Net Income (Loss) for
the period                    (1,858,353) (232,548)  (158,583)

 Deficit-Beginning of
  period                            --  (1,625,805)  (763,081)
 Deficit- End of
  period                     (1,858,353)(1,858,353)  (921,664)

Earnings (Loss) per Share                $   (0.01) $   (0.01)


                          See Accompanying Notes

CONSOLIDATED STATEMENT OF MINERAL PROPERTY COSTS
Summo Minerals Corporation
(A Development Stage Company)
US Dollars


                                            For the    For the
                                            Quarter    Quarter
                                            Ended      Ended
                              Cumulative    March      March
                              from          31,        31,
                              Inception     1997       1996

DIRECT

Lisbon Valley, Utah, USA

  Land costs              $   1,310,933   $ 11,154   $ 95,449
  Geophysical,
   geological and
   engineering                  220,898      1,083     15,282
  Drilling                      483,671        --       3,256
  Metallurgy                    349,729     15,218     18,344
  Feasibility                   488,612        --         --
  Legal                          68,048        --         --
  Taxes, licenses and
   insurance                     14,072        --         --
  Assaying                       13,064        --         --
  Permitting                  1,372,131     98,048      1,400
  Support, accommo-
   dation and general
   costs                        636,868     55,951    221,470

                              4,958,026    181,454    355,201

Cashin, Colorado, USA

  Land costs                    411,485        763      3,998
  Geophysical, geolo-
   gical and engineering         50,347        100      2,674
  Drilling                      146,805        --          --
  Metallurgy                     24,370        --         628
  Legal                          15,574        --          --
  Taxes, licenses and
   insurance                        609        --          --
  Permitting                     20,438        --          --
  Support, accommodation
   and general costs             38,731        --       6,735

                                708,359        863     14,035
Champion, New Mexico, USA

  Land costs                    186,042      2,716     31,190
  Geophysical, geolo-
   gical and engineering         23,366      1,024      4,726
  Drilling                      166,657         --         --
  Metallurgy                      5,657        313      2,808
  Permitting                         69         --         --
  Support, accommodation
   and general costs              2,223         75     (6,010)

                                384,014      4,128     32,714

Other, USA                      201,408     95,817        --

Costs for the period          6,251,807    282,262    401,950

Balance-beginning of
 period                            --    5,878,099  4,012,012

Less: write-off of
 mineral property              (91,446)        --         --

Balance - end of
 period                  $   6,160,361 $ 6,160,361 $4,413,962


                          See Accompanying Notes

CONSOLIDATED STATEMENT OF CASH FLOW
Summo Minerals Corporation
(A Development Stage Company)
US Dollars (Unaudited)

                              For the Three Months Ending

                              Cumulative    March      March
                              from           31,       31,
                              Inception      1997      1996

Operating Activities

  Net income (loss)      $  (1,858,353) $ (232,548) $(158,583)

Reconciliation of net
income (loss) to net cash:

  Depreciation and amorti-
   zation                       30,663       5,340     2,466
  Impairment of mineral
   properties at cost           91,446          --        --

  Change in  current assets
   & liabilities
   - accounts receivable        (2,145)     (1,332)    2,698
   - prepaid expenses           (5,600)         --     2,492
   - accounts payable           75,838        (198)  (64,331)

Net cash used in operating
activities                  (1,668,151)   (228,738) (215,258)

Investing Activities

  Mineral property cost     (6,257,421)   (282,262) (403,353)
  Less shares issued for
   property                    495,792          --        --
  Increase in accounts
   payable                      54,273          --        --
  Plant, buildings and
   equipment                  (981,848)   (177,963)  (12,074)

Net cash used in
investing activities        (6,689,204)   (460,225) (415,427)

Financing Activities

  Issuance of share
   capital (net of
   issue costs)              8,856,789     341,193      --
  Due to related party
   - net                        --          (3,619) (119,777)

Net cash (used in)
provided by financing
activities                   8,856,789     337,574   (119,777)

Net Increase (decrease)
in Cash                        499,434    (351,389)  (750,462)

Cash and cash equivalents
 - beginning of period                     850,823  2,982,676

Cash and Cash Equivalents
 - end of period           $   499,434  $  499,434 $2,232,214


                          See Accompanying Notes

1.   GENERAL

The Company, which is organized in British Columbia, presents all financial statements in U.S. dollars unless otherwise indicated in Canadian (Cdn.) dollars under accounting principles generally accepted in Canada.

Except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Summo Minerals Corporation and Subsidiary (the Company) for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies followed by the Company are set forth in
Note 2 to the Company s financial statements in Form 10-K for the year ended December 31, 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Form 10-K.

2.   MINERAL PROPERTY COSTS

Lisbon Valley, Utah

The Company received a Letter of Commitment from ING Capital and Heller Financial, Inc. to provide a $45 million loan for Lisbon Valley Project subject to the Company providing $13.2 million of equity to the project and an additional $3 million of equity in the Company.

The Company received the Final Environmental Impact Statement from the BLM, which means the Company could now start construction, if the financing were complete.

Cactus Property, California

The Company signed a six month Option to Purchase the Cactus Gold
Mine Property in California in January 1997. Current exploration activity on this property includes title and environmental review and exploration drilling.

3.   COMMITMENTS

Common Shares Issuable

At March 31, 1997, a total of 6,244,680 shares of authorized
Common Shares were reserved for the following:

               Stock Options             1,612,500
               Warrants                  4,632,180
                                         6,244,680

On January 29, 1997, 280,000 warrants were exercised at a price of $1.21 Cdn.

On February 3, 1997, 100,000 warrants were exercised at a price of $1.10 Cdn.


4.   DIFFERENCES BETWEEN CANADIAN AND UNITED STATES GENERALLY
     ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in Canada. The U.S. Securities and Exchange Commission ( SEC ) requires that financial statements of certain foreign companies contain a reconciliation presenting the statements on the basis of accounting principles generally accepted in the United States. For SEC purposes the Company is in the development stage as defined by Statement of Financial Accounting Standards No. 7,
Accounting and Reporting by Development Stage Enterprises.   For
periods prior to January 1, 1995, the Company s reporting currency was the Canadian dollar. As a result of the change in status of its US mineral property base, the reporting currency was changed to the US dollar. The Company s financial statements were translated into US dollars using a translation of convenience. US GAAP requires translation in accordance with the current rate method. The Company s restatement of the prior year accounts is not materially different from the translation of convenience. Any other differences in accounting principles as they pertain to the accompanying consolidated financial statements are not material except as follows:

a) Contingent Shares. Under U.S. generally accepted accounting principles, the contingently cancelable escrow shares which existed at March 31, 1996 would not be reflected as issued and outstanding and would be excluded from loss per share calculations. No contingently cancelable escrow shares existed at March 31, 1997.

FINANCIAL STATEMENT PRESENTATION

                                        March 31, 1996

Weighted Average Number of Shares
          Canadian Basis                17,575,980
          U.S. Basis                    17,200,982

Income (Loss) Per Share
          U.S. Basis                          (.01)

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

The following discussion should be read in conjunction with the Company's consolidated financial statements included in this report. All monetary figures discussed are in U.S. dollars.

Results of Operations

The Company reported a net loss of $0.23 million for the first quarter 1997 as compared to a net loss of $0.16 million in 1996.

Expenses

General and administrative expenses increased $0.06 million to $0.24 million for the first quarter 1997 compared to $0.18 million in 1996 due primarily to increased salary expenses ($0.03 million) in addition to increased general office and professional expenses ($0.03 million).

Interest income decreased $0.024 million to $0.009 million for the first quarter 1997 as compared to $0.03 million for 1996 reflecting the use of the Company's interest earning assets in daily operations.


Capital Resources and Liquidity

Cash Flow - The Company s net cash used in operating activities increased $0.02 million to $0.23 million in the first quarter
1997 as compared to $0.21 million in 1996 due to the use of cash to decrease accounts payable and other accrued liability balances.

Net cash used in investing activities increased $0.04 million to $0.46 million in the first quarter 1997 compared to $0.42
million in 1996.   The difference is due to decreased development
activity on the Lisbon Valley property (down $0.22 million); the addition of new exploration activity on the Cactus Gold property ($0.09 million) and increased capitalized investment in the Lisbon Valley Property; ($0.17 million).

Net cash provided by financing activities was $0.34 million in the first quarter 1997 compared to cash used in financing activities of $0.12 million in 1996. This was due to the exercise of warrants in the amount of approximately $0.25 million and the exercise of options for $0.10 million. These increases were offset by share issuance costs of approximately $0.01 million.

The Company had $0.50 million in cash and cash equivalents and working capital of $0.38 million as of March 31, 1997 compared to $0.85 million of cash and cash equivalents and working capital of $0.72 million at December 31, 1996.

Outlook

The Company is continuing efforts to establish a financing package which will allow the Company to proceed with the final engineering and construction of the Lisbon Valley project.
This package may entail relinquishing part of the project in return for a commitment to supply capital in the project.
Pending successful completion of the Company s financing efforts, the Company plans to start the construction of the Lisbon Valley mine later in 1997. The Company has insufficient cash on hand to meet its operating requirements if this capital raising is not completed. In such a circumstance, the Company may have to sell additional shares for working capital, however no assurance can be given that this capital can be raised in the existing equity market.

PART II - OTHER INFORMATION

Item 6.   Exhibits filed with the Form 10-Q

          None

          Exhibits and Reports on Form 8-K

          None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, effective May 10, 1996.


Date: May 15, 1997            SUMMO MINERALS CORPORATION


                              By: /s/ Gregory A. Hahn
                                   Gregory A. Hahn, President
                                   and Chief Executive Officer

                              By: /s/ James D. Frank
                                   Frank D. Frank, Vice-
                                   President of Finance
                                   and Chief Financial Officer